Form 10-K
period 2020-12-31
KONA GOLD BEVERAGE, INC.
filed 2021-04-15
CIK 1802546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________________ to _____________

Commission file number:

KONA GOLD BEVERAGE, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-5175120
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

Kona Gold Beverage, Inc.

746 North Drive, Suite A

Melbourne, Florida 32934

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (844) 714-2224

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of each Exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act

Common stock with a par value of $0.0001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates (based on the closing price of the registrant’s common stock as quoted on the OTC Markets Group Inc.’s QTCQB® Venture Market as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $0.0505.

As of April 12, 2021, there were 825,726,839 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are plans and predictions based on current expectations, estimates, and projections about our industry, our beliefs, and assumptions.

We use words such as “may,” “will,” “could,” “should,” “anticipate,” “expect,” “intend,” “project,” “plan,” “believe,” “seek,” “assume,” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in the section entitled “Risk Factors.” You should not place undue reliance on these forward-looking statements because the matters they describe are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which they were made. Over time, our actual results, performance, or achievements may differ from those expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our security holders. Except as required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. We have identified some of the important factors that could cause future events to differ from our current expectations and they are described in this Annual Report on Form 10-K (“Annual Report”) under the captions “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in other documents that we may file with the Securities and Exchange Commission (“SEC”), all of which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this Annual Report.

PART I

ITEM 1. BUSINESS

As used in this Annual Report, the terms “we,” “us,” “our,” and the “Company” refer to Kona Gold Beverage, Inc., a Delaware corporation.

Corporate Overview – Formation, Corporate Changes and Material Mergers and Acquisitions

We were originally incorporated as Class-ique Talent Agency, Inc. (“CTA”), under the laws of the State of Nevada in March 1997. In October 2001, CTA entered into an Agreement and Plan of Reorganization (the “Reorganization Plan”) with PhaserTek, Inc., a Delaware corporation (“PhaserTek”), pursuant to which CTA acquired all of the outstanding shares of common stock of PhaserTek in exchange for shares of common stock of CTA, resulting in PhaserTek becoming a wholly-owned subsidiary of CTA. In accordance with the terms of the Reorganization Plan, CTA changed its name to PhaserTek Medical, Inc. (“PhaserTek Medical”) in 2002. In 2004, PhaserTek Medical changed its name to Union Equity, Inc. (“UE Nevada”). For purposes of changing UE Nevada’s state of incorporation, UE Nevada formed Union Equity, Inc. in the State of Delaware (“UE Delaware”) in 2004. Pursuant to Articles of Merger, in December 2004, UE Nevada merged with and into UE Delaware, the surviving company. In July 2015, we changed our name to Kona Gold Solutions, Inc. In October 2020, we changed our name to Kona Gold Beverage, Inc.

We have four wholly-owned subsidiaries: (i) Kona Gold, LLC (“Kona”), a Delaware limited liability company formed in August 2015; (ii) HighDrate, LLC (“HighDrate”), a Florida limited liability company formed in January 2018; (iii) S and S Beverage, Inc., (“S and S”), a Wisconsin corporation formed in June 2018 that we acquired in February 2021; and (iv) Gold Leaf Distribution LLC (“Gold Leaf”), a Florida limited liability company formed in January 2019.

●	Kona focuses on creating great tasting and healthy hemp-infused energy drinks in the functional beverage market for those who lead an active lifestyle. Kona is a proud member of the Hemp Industries Association (“HIA”) and strives to promote the benefits of hemp seed in our products. The hemp seed in our energy drinks contains all 20 amino acids that are already found in the human body. For those leading a healthy lifestyle, hemp seed protein is considered to be a complete protein and is compatible with a variety of diets, including vegan and Kosher.

●	HighDrate focuses on the development and marketing of CBD-infused energy waters available in a variety of great tasting flavors. HighDrate’s CBD-infused energy waters are geared towards the fitness and wellness markets. Our CBD-infused energy waters are powered by Alkame’s patented technology, which provides premium oxygenated alkaline water with natural antioxidants. All of our waters are infused with CBD.

●

S and S focuses on the development and marketing of Lemin Superior Lemonade, which is a lemonade that has no added sugar, is low in carbohydrates, and has only 15 calories. Lemin Superior Lemonade is available in four flavors: (i) Original Lemonade, (ii) Blue Raspberry Lemonade, (iii) Peach Lemonade, and (iv) Strawberry Lemonade.

Gold Leaf focuses on the distribution of premium beverages and snacks, such as alkaline waters, beverages for kids, energy drinks, fruit flavored sodas, low-carb lemonade, healthy aloe juice drinks, as well as CBD-infused jellybeans, in key markets, all of which complement our current product offerings. These markets include over 600 accounts in grocery stores, convenience stores, smoke shops, vape shops, and specialty stores located in Florida and South Carolina.

Business Overview

We are a lifestyle company that specializes in developing premier hemp and CBD products in the functional beverage and fitness markets. Focusing on the hemp energy drink, CBD energy water, and CBD water markets, we believe that we have positioned ourselves as a premium lifestyle brand.

We currently sell Kona, HighDrate, and S and S products through resellers, our websites, and distributors that span across 27 states. Our products are available in a wide variety of stores, including convenience and grocery stores, smoke shops, and gift shops. Gold Leaf also distributes our own products, as well as products purchased for resale from several other beverage manufacturers. These premium beverages and snacks are available in more than 600 grocery stores, convenience stores, smoke shops, vape shops, and specialty stores.

Reportable Segments

We have two reportable segments:

●	Beverages. Includes four types of beverage products: (i) hemp-infused energy drinks, (ii) CBD-infused energy water, (iii) CBD-infused high-alkaline water, and (iv) low carb and low calorie lemonade, as well as apparel with the Kona Gold logo. The Beverages Segment includes all of Kona’s, HighDrate’s, and S and S’s operations. We consider this a single operating segment for purposes of presenting financial information and evaluating performance. As such, the accompanying Consolidated Financial Statements present financial information in a format that is consistent with the internal financial information used by management. We do not accumulate revenues by product classification and, therefore, it is impractical to present such information.

●	Distribution. Includes the distribution of premium beverages and snacks in key markets. These markets include over 500 accounts in grocery stores, convenience stores, smoke shops, vape shops, and specialty stores located in Florida and South Carolina. In addition to distributing the Company’s own beverage products, the Company also distributes other products, including alkaline waters, beverages for kids, energy drinks, fruit flavored sodas, low-carb lemonade, healthy aloe juice drinks, and CBD-infused jellybeans, all of which complement the Company’s current product offerings. The Distribution Segment includes all of Gold Leaf’s operations.

Product Lines

Within our beverages segment, we market five distinct product types: hemp-infused energy drinks, CBD-infused energy water, CBD-infused high-alkaline water, low carb and low calorie lemonade, and apparel with our trademark logo.

Our hemp-infused energy drink is available in both regular and sugar-free options. These energy drinks are infused with organic hemp protein powder and contain essential vitamins and ingredients that give consumers a natural energy boost. Hemp protein contains no gluten and is compatible with a variety of diets, including vegan and Kosher. Our hemp energy drinks are available in eight flavors: classic hemp, platinum hemp, sugar-free hemp, cherry vanilla, bubble gum, candy apple, cotton candy, and pink grapefruit.

HighDrate’s CBD-infused energy water is great tasting, sugar-free, and powered by Alkame’s patented technology, which uses its advanced water treatment to create a premium oxygenated alkaline water with natural antioxidants. Alkame believes based on a double-blind placebo, peer-backed research project that it conducted, its technology can boost the immune system and physical performance. HighDrate’s CBD-infused energy water contains 80 mg of caffeine and 10 mg of CBD. We believe that CBD aids the body’s endocannabinoid system in neuroprotection, stress recovery, immune balance, and homeostatic regulation. HighDrate’s CBD-infused energy water is available in six flavors: watermelon, kiwi strawberry, tropical coconut, Georgia peach, sour apple, and blue island punch.

S and S’s Lemin Superior Lemonade is a lemonade that has no added sugar, is low in carbohydrates, and has only 15 calories and is available in four flavors: (i) Original Lemonade, (ii) Blue Raspberry Lemonade, (iii) Peach Lemonade, and (iv) Strawberry Lemonade.

Our product “Storm” is a high-alkaline CBD-infused water. This water is also powered by Alkame’s patented technology, which uses its advanced water treatment to create a premium oxygenated alkaline water with natural antioxidants. Storm high-alkaline CBD water contains 20 mg of CBD.

We also sell branded apparel. We use only high-quality textiles and specialty inks and foils, which provide consumers with a premium fit and feel. We currently offer shirts, tanks, hats, and towels for sale. Revenues generated from sales of our apparel historically has represented approximately 1% of our gross annual sales.

Distributors and Resellers

We sell our products primarily to beverage distributors and resellers, retail grocery, smoke shops and specialty stores, wholesalers, merchandisers, convenience stores, and beverage services. We focus on sales to consumers in the functional beverages sector that lead an active lifestyle and need a balance that will meet their needs of providing their minds and bodies with a focused boost and quick recovery. Our beverages support consumers that lead a healthy lifestyle based on choices made about daily habits by providing products that provide a healthy alternative in their beverage choices. A healthy lifestyle can result in consumers feeling fit and energetic and can reduce their risk for disease. We believe our products help consumers stay hydrated, revitalized, aided in stamina, and allow for faster recovery. Hemp protein contains no gluten and is compatible with a variety of diets, including vegan and Kosher. The hemp seed protein contained in our energy drinks is a great protein that contains all 20 amino acids found in the human body.

We also distribute premium beverages and snacks in key markets through our wholly-owned subsidiary, Gold Leaf. Gold Leaf distributes our products as well as products purchased for resale from several other beverage manufacturers. The distributed products include alkaline waters, beverages for kids, energy drinks, fruit flavored sodas, low-carb lemonade, healthy aloe juice drinks, and CBD-infused jellybeans, all of which complement our current product offerings.

Industry Overview

Our distributors and resellers and consumers span across several industries, including energy drinks, hemp or CBD drinks, health and fitness, and apparel.

Energy Drinks

The energy drink industry continues grow every year with an estimated $12 billion in sales in the United States in 2020, and sales are expected to reach $53 billion globally. The energy drink by the name “Red Bull” dominated the industry in 2020, comprising approximately 25% of the energy drink market. In 2020, an energy drink by the name of “Monster,” market share was approximately 15%.

The introduction of “Red Bull” in 1997, and the many other energy drinks that followed in its footsteps, has helped turn the energy drink industry into significant choice of consumers in the overall beverage industry. The rise of “Red Bull” and “Monster,” which accounted for 40 percent of the energy drink sales in the United States in 2020, has resulted in the energy drink industry rivaling the coffee industry. Energy drinks have an average of 200 mg of caffeine, which is equivalent to about two cups of coffee. The liquid and dry coffee industry accounted for approximately $102.5 billion in sales in 2019, which grew from $4.1 billion dollars in 2003. Starbucks Corporation was the sales leader of the coffee industry with approximately 40% of the market share in 2018, followed by Dunkin’ Brands Inc. with 40% of the market share in 2019.

Hemp or CBD Drinks

The HIA reported that the 2018 Farm Bill poised to restore industrial hemp to nationwide legal production for the first time since World War II, offering vast opportunities for the industry and investment in a market expected to triple in four years. With the removal of hemp from federal prohibition under the CSA, the total hemp industry is expected to grow 18.4% from 2018 through 2022. Hemp Business Journal estimates that the hemp-derived CBD market will grow to a $1.3 billion market by 2022. The U.S. hemp market, which includes CBD, textiles, and hemp seed, is expected to lead the global market in 2020, representing approximately 32% of the global market. This growth is fueled by the public’s growing demand for CBD products. The 2018 Farm Bill aims the industry to accelerate and establish itself as a global hemp powerhouse led by hemp-derived CBD, and establishes legal production for CBD.

Health and Fitness

The health and fitness industry, which includes food and beverages, saw consumer awareness drive trends towards health and wellness, plant-based, and clean-label products in 2019. We believe that conscious consumerism will continue to drive these trends in 2020. We believe that consumers are making food and beverage choices based on their personal definition of health. Further, we believe that consumers are looking for healthy alternatives to obtain relief from pain and anxiety, and that CBD has become a viable option because it balances the mind and body. Women have traditionally been early adapters of health and wellness trends and CBD-infused products, food, and beverages have been recognized by women to have a connection between happiness and health.

Apparel

The global apparel market is projected to grow to $1.5 trillion dollars in 2020, compared to $1.3 trillion in 2015. Brand names and logos for leading energy drink companies such as Monster and Rockstar can be found on men’s and women’s apparel around the world; however, the biggest apparel companies not affiliated with energy drinks control the majority of the market. Energy drink apparel is not expected to be a large contributor to the apparel industry.

Competition

The beverage industry is highly competitive. The principal areas of competition are pricing, packaging, and developing new products and flavors, as well as highly intensive promoting and marketing strategies. Our products compete with a wide range of drinks produced by a relatively large number of companies, many of which have substantially greater financial, marketing, and distribution resources than we do. Important factors affecting our ability to compete successfully include brand and product image, taste and flavor of products, trade and consumer promotions, rapid and effective development of new and unique cutting-edge products, attractive and different packaging, brand exposure, and marketing, as well as pricing. We also rely on our beverage distributors to allocate more attention to our products than those of our competitors, provide stable and reliable distribution, and secure adequate shelf space in retail outlets. Competitive pressures in the “alternative,” energy, coffee, and “functional” beverage categories could cause our products to maintain or to lose market share or we could experience price erosion, which could have a material adverse effect on our business and results of operations.

Our energy products have entered an already crowded market, and we aware of both our strengths and shortcomings as we compete in the energy drink market. Our energy products are part of niche industry that includes CBD, hemp seed, organic, and lifestyle, which we believe separates our energy drinks from others in the market. Within the global CBD beverage market, sales are expected to grow at a faster rate than conventional energy drinks. In 2018, the CBD beverage market was valued at $2.09 million, and is expected to reach $11.38 million by 2025 with a compounded annual growth rate of 27.4%. Combined with the THC-infused beverage market, the CBD Beverage Market is expected to reach $1.4 billion in the United States alone by 2025. The Alkaline Water Company, Inc. (NASDAQ and TSXV: WTER), CannTrust Holdings, Inc. (NYSE: CTST; TSX: TRST), HEXO Corp. (NYSE and TSX: HEXO), Tilray, Inc. (NASDAQ: TLRY), and Canopy Growth Corporation (NYSE: CGC; TSX: WEED) are prominent players in the CBD beverage market.

We compete not only for consumer preference, but also for maximum marketing and sales efforts by multi-brand licensed bottlers, brokers, and distributors and resellers, many of which have a principal affiliation with competing companies and brands. Our products compete with all liquid refreshments and in many cases with products of much larger and, in many cases better financed competitors. Our energy drinks compete directly with Red Bull, Monster, and Rockstar. We also compete with smaller companies.

Co-Packing

We do not directly produce our hemp-infused energy drinks, Storm CBD-infused waters, HighDrate CBD-infused energy waters, or Lemin Superior Lemonade, but instead outsource the production of our products with our specifications to third-party bottlers and co-packers. We use co-packers to produce our beverage products. The co-packers are responsible for the production and packaging of the finished products, including the procurement of all required ingredients and packaging materials. We have partnered with multiple co-packers in the United States to provide fulfillment of our products from quality, low-cost sources. These partners are integral to our success, providing, we believe, the ability to scale as needed. We store all of our products, except for Lemin Superior Lemonade, in our warehouses located in Greer, South Carolina and Melbourne, Florida. Lemin Superior Lemonade is stored in our co-packers warehouse.

Our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products, are unable to secure sufficient ingredients or raw materials, including, but not limited to, aluminum cans, plastic bottles, caps, labels, flavors, juice concentrates, coffee, tea, dietary ingredients, other ingredients, and certain sweeteners, are unable to procure adequate packing arrangements, or are unable adequately or timely to ship our products, we might not be able to satisfy demand on a short-term basis. That short-term supply inability may also result in a longer-term reduction in orders for our products.

Raw Materials and Suppliers

The raw materials used in the production of our products are obtained by our co-packers and consist primarily of materials such as the flavors, caffeine, sugars or sucralose, taurine, vitamins, CBD, and hemp seed protein contained in our beverages, the bottles in which our beverages are packaged, and the labeling on the outside of our beverages. These principal raw materials are subject to price and availability fluctuations. We currently rely on a few key co-packers, which in turn rely on a few key suppliers. We continually endeavor to have back-up co-packers, which co-packers would in turn depend on their third-party suppliers to supply certain of the flavors and concentrates that are used in our beverages. We are also dependent on these co-packers to negotiate arrangements with their existing suppliers that would enable us to obtain access to certain of such concentrates or flavor formulas under certain extraordinary circumstances. Additionally, in a limited number of cases, our co-packers may have contractual restrictions with their suppliers or our co-packers may need to obtain regulatory approvals and licenses that may limit our co-packers’ ability to enter into agreements with alternative suppliers. Contractual restrictions in the agreements we have with certain distributors may also limit our ability to enter into agreements with alternative distributors. We believe that a satisfactory supply of co-packers will continue to be available at competitive prices, although there can be no assurance in this regard. With respect to Gold Leaf’s operations, we continually endeavor to contract with additional beverage vendors to ensure we have adequate inventory. We believe that a satisfactory supply of vendors will continue to be available at competitive prices, although there can be no assurance in this regard.

Quality Control

All quality control is handled by our co-packers. To date, we have not had any quality issues with our products. In the future, if any quality issues were to arise, we expect that we would resolve them with the specific co-packer involved or engage a new co-packer for our products.

Distribution

Distribution patterns in the energy drink and water industries are such that large buying groups dictate what products are used in their channels. Working with these large buying groups could open large distribution channels that could potentially supply our product offerings in several market segments. We have distribution agreements with each distributor with which we partner that distributes our products. Our distribution agreements are for a one-year term and typically automatically renews unless the distributor or we terminate the agreement. We ship product directly from our distribution center in South Carolina or our warehouse in Florida to our distribution partners in the United States. Our distributors consist of state-wide tier 1 distributors and regional small-to-medium size distributors.

Business Strategy

We have pursued specific and definable market segments with a multi-tiered, multi-channel approach. We have leveraged our products with direct sales and a distribution strategy using established beverage distributors. We are pursuing direct-ship opportunities, such as grocery stores and convenient stores, which would allow us to ship product to one location where the direct-ship store could then self-distribute our product to its multiple retail locations. We also continue to focus on our online presence by selling our products on popular e-commerce websites, such as Amazon.com, where we ship bulk product to its warehouse and Amazon handles all product fulfillment. Finally, we operate two e-commerce websites, where we sell directly to consumers in the United States. We continue to look to online retail markets and additional established distributors for revenue growth.

Marketing Strategy

Our sales and marketing strategy for all of our beverage products is to focus on developing brand awareness through image enhancing programs and product samplings. We use our branded vehicles and other promotional vehicles at events, where we offer samples of our products to consumers. We utilize “push-pull” methods to enhance shelf and display space exposure in sales outlets (including racks, coolers, and barrel coolers), advertising, in-store promotions, and in-store placement of point-of-sale materials to encourage demand from consumers for our products. We also support our brands with prize promotions, price promotions, competitions, endorsements from selected public and sports figures, sports personality endorsements, sampling and sponsorship of selected athletes, teams, series, bands, esports, causes, and events. In-store posters, outdoor posters, social media (directly and through our sponsorships and endorsements), and coupons may also be used to promote our brands.

We believe that one of the keys to success in the beverage industry is differentiation, making our brands and products visually appealing and distinctive from other beverages on the shelves of retailers. We review our products and packaging on an ongoing basis and, where practical, endeavor to make them different and unique. The labels and graphics for many of our products are redesigned and refreshed from time to time in order to maximize their visibility and identification, wherever they may be placed in stores, which we continue to reevaluate from time to time.

Promotion Strategy

Public relations and industry media have helped in our over-all market awareness plans. Our announcements of distribution partnerships have assisted in identifying new partners to distribute our products. We believe that announcing these partnerships in industry specific media help expand market awareness of our products. Feature articles and product reviews have also helped launch and support brand awareness. We include our products in industry specific buying guides, which has assisted in creating new relationship with distributors and retail outlets. Finally, we focus on creating products that we believe taste great and use attractive branding with our labels and other materials to catch consumers’ attention either in person at a retail store or online on a website.

Pricing Strategy

We strive to set the pricing of products at levels that are competitive with leaders in each respective market segment. We offer industry-standard discounts to distributors and retailers. We do not typically include quantity discounts but such discounts may be negotiated with major buying groups.

Sales Strategy

Our sales strategy is to exploit the energy drink and water markets in 2021, with the groundwork that we laid out in 2020. We believe that tradeshows will play a major role in creating market awareness of our brands. Currently, our energy drinks are available for sale on Amazon.com, Inc.’s website, the largest internet-based retailer in the United States.

Our sales and marketing strategy for all our beverages is to focus our efforts on developing brand awareness through image enhancing programs and product sampling. We use our branded vehicles and other promotional vehicles at events where we offer samples of our products to consumers. We utilize “push-pull” methods to enhance shelf and display space exposure in sales outlets (including racks, coolers, and barrel coolers), advertising, in-store promotions, and in-store placement of point-of-sale materials to encourage demand from consumers for our products. We also support our brands with prize promotions, price promotions, competitions, endorsements from selected public and sports figures, sports personality endorsements, sampling and sponsorship of selected athletes, teams, series, bands, esports, causes, and events. In-store posters, outdoor posters, social media (directly and through our sponsorships and endorsements) and coupons may also be used to promote our brands.

We believe that one of the keys to success in the beverage industry is differentiation, making our brands and products visually appealing and distinctive from other beverages on the shelves of retailers. We review our products and packaging on an ongoing basis and, where practical, endeavor to make them different and unique. The labels and graphics for many of our products are redesigned and refreshed from time to time to maximize their visibility and identification, wherever they may be placed in stores, which we continue to reevaluate from time to time.

Intellectual Property

Our policy is to protect our intellectual property through, among other things, a combination of trade secrets, know-how, and trademarks. We have taken measures to protect our trade secrets and know-how, to the extent possible. We have three trademarks. One is for use of “Kona Gold Hemp Energy Drinks” in the Beverages Segment. The second trademark is for the use of “HighDrate” in the Beverages Segment. The third trademark is for the use of “OOH LA LEMIN” in the Beverages Segment. We have also applied for a trademark for “Storm” to use in the Beverages Segment. We do not have any patents.

Government Regulation and Compliance

The production, distribution, and sale in the United States of many of our products are subject to various U.S. federal and state regulations, including, but not limited to: the FDCA; the Occupational Safety and Health Act; various environmental statutes; the Safe Drinking Water and Toxic Enforcement Act of 1986 (“California Proposition 65”); and a number of other federal, state, and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, marketing, labeling, and ingredients of such products.

Further, the regulation of food products in the United States, including products containing CBD, is complex, multi-faceted, and currently undergoing significant change. The FDA, the FTC, the USDA, and other regulatory authorities at the federal, state, and local levels extensively regulate, among other things, the research, development, testing, composition, production, import, export, labeling, storage, distribution, promotion, marketing, and post-market reporting of foods, including those that contain CBD. We, along with our third-party suppliers, co-packers, and third-party bottlers, are required to navigate a complex regulatory framework. The various federal, state, and local regulations regarding foods containing CBD are evolving, and we continue to monitor those developments. However, we cannot predict the timing, scope, or terms of any new or revised state, federal or local regulations relating to animal foods containing CBD.

Regulation of Hemp and CBD

Historically, the DEA regulated CBD, pursuant to the CSA, which establishes a framework of controls over certain substances, depending on whether they are classified in one of five risk-based schedules. Schedule I substances are the most stringently controlled, as they have been determined to have a high potential for abuse, there are no currently accepted medical uses in the United States, and there is a lack of accepted safety for use of the substance under medical supervision. The CSA classifies “marijuana” as a Schedule I controlled substance and previously defined “marijuana” to include all parts of the cannabis plant, whether growing or not; the seeds of the plant; the resin extracted from any part of the plant; and every compound mixture, salt, derivative, mixture, or preparation of the plant, its seeds, or its resin (with a few exceptions, such as mature stalks of the plant and seeds incapable of germination). Pursuant to this definition, the DEA interpreted CBD to fall within the statutory definition of “marijuana” as a compound or derivative of the cannabis plant.

In February 2014, Congress enacted the 2014 Farm Bill to allow for the limited growth and cultivation of industrial hemp, which was defined as including all parts of the cannabis plant, whether growing or not, with a delta-9 THC concentration of not more than 0.3% on a dry weight basis. This statute also allowed, as permitted by state law, the growing and cultivating of industrial hemp under the auspices of a state agricultural pilot program and by institutions of higher education and state departments of agriculture.

In December 2018, Congress enacted the 2018 Farm Bill to allow more broadly for the production of hemp pursuant to state and tribal plans overseen by the USDA. The 2018 Farm Bill amended the statutory definition of “marijuana” under the CSA specifically to exclude “hemp”, which is defined as any part of the cannabis plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 THC concentration of not more than 0.3% on a dry weight basis. Under this definition, as long as CBD meets the statutory definition of “hemp,” then it is no longer a Schedule I controlled substance under the CSA. However, the 2018 Farm Bill did not modify the FDCA and specifically preserved the FDA’s authority to regulate products containing cannabis or cannabis-derived compounds, such as CBD, pursuant to the FDCA.

Under the 2018 Farm Bill framework, states and Native American tribes may submit to the USDA, through the relevant state department of agriculture, a plan under which the state or Native American tribe will monitor and regulate the production of industrial hemp. For those states that do not have an approved state plan, the production of hemp will be subject to a USDA established plan, although states retain the ability to prohibit hemp production within their borders. On October 31, 2019, the USDA issued the IFR to implement the 2018 Farm Bill, which established the required regulatory framework governing commercial hemp production in the United States. The USDA has begun reviewing hemp production plans submitted by state and tribal governments, although several states have informed the USDA that they will continue to operate under their 2014 Farm Bill pilot programs for the time being. Pursuant to the 2018 Farm Bill, the 2014 Farm Bill will remain effective until October 31, 2020 (one year after the date of publication of the IFR). In addition, no state or Native American tribe may prohibit the transportation or shipment of hemp or hemp products produced in accordance with the 2018 Farm Bill through the state or territory, as applicable. The USDA has interpreted this provision also to apply to interstate transportation of hemp that complies with the 2014 Farm Bill through October 31, 2020.

FDA Regulation of Foods

The FDA regulates foods under the FDCA and its implementing regulations. The FDCA defines “food” as articles used for food or drink for people or animals, which includes products that are intended primarily for nutritional use, taste, or aroma and the components of such products. The FDA also imposes certain requirements on foods relating to their composition, production, labeling, and marketing. Among other items, the facilities in which our products and ingredients are produced must register with the FDA, comply with cGMPs and comply with a range of food safety requirements.

Although foods are not required to obtain premarket approval from the FDA, any substance that is added to or is expected to become a component of food must be used in accordance with a food additive regulation, unless it is generally recognized as safe (“GRAS”) under the conditions of its intended use. A food may be adulterated if it uses an ingredient that is neither GRAS nor an approved food additive, and that food may not be legally marketed in the United States. The FDA has confirmed that the use of cannabis or cannabis-derived compounds in food products is subject to these food additive requirements. At this time, there are no approved food additive petitions or regulations for any cannabis-derived food additive and, while the FDA has issued a “no questions” response to certain GRAS notifications for hemp seed products, these GRAS determinations do not encompass hemp and CBD products more generally.

Additionally, the FDCA prohibits the introduction or delivery for introduction into interstate commerce of any food that contains an approved drug for which substantial clinical investigations have been instituted and made public (unless certain exceptions apply). Under this prohibition, the FDA has stated that foods that contain CBD are adulterated because CBD is an active ingredient in an FDA-approved drug that was the subject of substantial clinical investigations before it was marketed as a food, and that none of the exceptions applies.

Although the FDA has stated that it interprets the FDCA to prohibit the introduction or delivery for introduction into interstate commerce of any food into which CBD has been added and has taken enforcement action against marketers of certain CBD products (some in collaboration with the FTC), the FDA is in the process of evaluating its regulatory approach to products containing cannabis and cannabis-derived compounds. The FDA has formed an internal working group to evaluate the issue and on May 31, 2019 held a public hearing to obtain scientific data and information about the safety, producing, product quality, marketing, labeling, and sale of products containing cannabis or cannabis-derived compounds. The hearing featured extensive discussion from a variety of stakeholders regarding the use of hemp and CBD in FDA-regulated products, including foods. At the hearing, FDA stated that, while it does not have a policy of enforcement discretion with respect to any CBD products, the agency’s biggest concern is the marketing of products that puts the health and safety of consumers at risk, such as those claiming to prevent, diagnose, mitigate, treat, or cure serious diseases in the absence of requisite drug approvals.

Further, on March 5, 2020, the FDA issued a report to Congress that was required under the 2018 Farm Bill in which the agency announced that it is currently evaluating a risk-based enforcement policy for CBD to provide more clarity to the industry and the public while the agency takes potential steps to establish a clear regulatory pathway. Although it is unclear whether or when the FDA will ultimately issue such an enforcement policy, the agency reemphasized that it will continue to take action against unlawful CBD products that pose a risk of harm to the public, including products with therapeutic claims; products that include contaminants such as heavy metals, THC, and other harmful substances; products associated with false statements, such as omitted ingredients and incorrect statements about the amount of CBD; and products marketed to vulnerable populations, such as infants and children.

The labeling of foods is regulated by both the FDA and state regulatory authorities. FDA regulations require proper identification of the product, a net quantity statement, a statement of the name and place of business of the producer or distributor, and proper listing of all of the ingredients in order of predominance by weight. The FDA may classify some of our products differently than we do and may impose more stringent regulations, which could lead to possible enforcement action.

Under the FDCA, the FDA may require the recall of a food product if there is a reasonable probability that the product is adulterated or misbranded, and the use of or exposure to the product will cause serious adverse health consequences or death. In addition, food producers may voluntarily recall or withdraw their products from the market. If the FDA believes that our products are adulterated, misbranded, or otherwise marketed in violation of the FDCA, the agency may take further enforcement action, including:

●	restrictions on the production or marketing of a product;

●	required modification of promotional materials or issuance of corrective marketing information;

●	issuance of safety alerts, press releases, or other communications containing warnings or other safety information about a product;

●	warning or untitled letters;

●	product seizure or detention;

●	refusal to permit the import or export of products;

●	fines, injunctions, or consent decrees; and

●	imposition of civil or criminal penalties.

Legislation may be introduced in the United States at the federal, state, and municipal level in respect of each of the subject areas. Public health officials and health advocates are increasingly focused on the public health consequences associated with obesity, especially as it affects children, and are seeking legislative change to reduce the consumption of sweetened beverages. There also has been an increased focus on caffeine content in beverages.

The FDA revised regulations with respect to serving size information and nutrition labeling on food and beverage products, including requirements to disclose the amount of added sugars in such products. In December 2018, the USDA promulgated regulations requiring that, by January 1, 2022, the labels of certain bioengineered foods must include a disclosure that the food is bioengineered. We may incur significant costs to alter our existing packaging materials to comply with these and other new regulations. Additionally, these new regulations may impact, reduce, or otherwise affect the purchase and consumption of our products by consumers.

Proposals to limit or restrict the sale and/or advertising of energy drinks to minors or persons below a specified age, to restrict the venues in which energy drinks can be sold, or to restrict the use of the Supplemental Nutrition Assistance Program (formerly food stamps) to purchase energy drinks have been raised or enacted in certain states, counties, and municipalities throughout the United States. Any such limitations or restrictions could adversely affect our business, financial condition, or results of operations.

We also may in the future be affected by other existing, proposed, and potential future regulations or regulatory actions, any of which could adversely affect our business, financial condition, and results of operations. Changes in government regulation, or failure to comply with existing regulations, could adversely affect our business, financial condition, and results of operations.

Environmental Compliance

Our facilities in the United States are subject to federal, state, and local environmental laws and regulations. Compliance with these provisions has not had, nor do we expect such compliance will have, any material adverse effect upon our capital expenditures, net income, or competitive position. We believe that we are not subject to any material costs for compliance with any environmental laws.

Insurance

Our products are subject to risks. While we have planned for these contingencies and have purchased insurance to address potential liabilities associated with product production, there can be no assurance that all potential liabilities will be covered by insurance or that the insurance coverage will be adequate.

Employees

We believe the people who work for us are critical to our continued success. As of April 12, 2021, we employed a total of eleven persons, all of whom were employed on a full-time basis. We strive to attract and retain qualified personnel; however, due to the size and scope of our business, we do not have any formal human capital strategies.

Many of our employees, including members of our management team, were reporting to work remotely due to the COVID-19 pandemic, which resulted in the closure of our offices in Florida for a period of time. These employees have returned slowly to our offices, and we are once again fully operational. Our warehouses operated as normal.

ITEM 1A. RISK FACTORS

We have a limited operating history on which to judge our new business prospects and management. We commenced operations in the beverage industry in 2015. Accordingly, we have only a limited operating history upon which to have to base an evaluation of our business and prospects. Operating results for future periods are subject to numerous uncertainties and we cannot assure you that we will achieve or sustain profitability. Our prospects must be considered in light of the risks encountered by companies in the early stage of development, particularly companies in new and rapid evolving markets. We cannot assure you that we will successfully address any of these risks.

We have incurred losses in recent years and may never achieve or maintain profitability. We have had losses for several years and had an accumulated deficit of $9,280,036 at December 31, 2020, which included our net loss of $3,125,595 for the year ended December 31, 2020, as compared to an accumulated deficit of $6,154,441, which included net loss of $1,787,669 for year ended December 31, 2019. We have implemented several initiatives intended to improve our revenues and reduce our operating costs with a goal of profitability. If we are unsuccessful in this regard, it will have a material adverse impact on our business, prospects, operating results, and financial condition. Our prior losses have had, and any future losses may continue to have, an adverse effect on our working capital. If we fail to generate revenue and become profitable, or if we are unable to fund our continuing losses, our stockholders could lose all or part of their investment.

Our recurring losses and significant accumulated deficit have raised substantial doubt regarding our ability to continue as a going concern. We have experienced recurring operating losses over the last two years and have a significant accumulated deficit. We expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. Without additional financing, these conditions raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. If we seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all. If we are unable to obtain sufficient funding, our business, prospects, financial condition, and results of operations will be materially and adversely affected and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that our stockholders will lose all or a part of their investment.

We do not have sufficient working capital to fund our planned operations, and, as a result, we may need to raise additional capital in the future, which may not be available when needed, on acceptable terms or at all. We have limited capital resources. To date, we have financed our operations entirely through equity investments by our management and other investors, the incurrence of debt, salary deferments, and stock issuance deferments, and we expect to continue to do so in the foreseeable future. During the years ended December 31, 2020 and 2019, we relied on aggregate of approximately $3.3 million from incurrence of debt, salary deferments, and stock issuance deferments, to fund our operations. Taking into account the sale and issuance of a $900,000 debenture on February 10, 2021, and the prospective sale and issuance of an additional $600,000 debenture when the Registration Statement on Form S-1 that we are obligated to file in respect of the shares of our Common Stock underlying the debentures is declared effective by the SEC, we believe our current cash resources will fund 3 months of our financial obligations and operations. Taking into account our planned activities and sources of capital, we believe that we will require approximately $2 million to fund our financial obligations and operations for the next 12 months in excess of what we anticipate that we will generate from our operations. However, our estimates of our operating revenues and expenses and working capital requirements could be incorrect, and we may use our cash resources faster than we anticipate. Further, some or all of our ongoing or planned investments may not be successful and could further deplete our capital without immediate, or any, cash returns.

Until we can generate sufficient revenues to finance our cash requirements from our operations, which we may never do, we may need to increase our liquidity and capital resources by one or more measures, which may include, among others, reducing operating expenses, restructuring our balance sheet by negotiating with creditors and vendors, entering into strategic partnerships or alliances, or raising additional financing through the issuance of debt, equity, or convertible securities. Further, even if our near-term liquidity expectations prove correct, we may still seek to raise capital through one or more of these financing alternatives. However, we may not be able to obtain capital when needed or desired, on terms acceptable to us or at all.

Inadequate working capital would have a material adverse effect on our business and operations and could cause us to fail to execute our business plan, fail to take advantage of future opportunities, or fail to respond to competitive pressures or customer requirements. A lack of sufficient funding may also require us to significantly modify our business model and/or reduce or cease our operations. Furthermore, if we continue to issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience significant dilution, and the new equity or debt securities may have rights, preferences, and privileges that are superior to those of our existing stockholders. We may incur substantial costs in pursuing any future capital-raising transactions, including investment banking, legal and accounting fees, printing and distribution expenses, and other similar costs, which would reduce the benefit of the capital received from the transaction.

The COVID-19 pandemic could have a material adverse impact on our business, results of operations, and financial condition. In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In January 2020, the WHO declared the COVID-19 outbreak a “Public Health Emergency of International Concern.” This worldwide outbreak has resulted in the implementation of significant governmental measures, including lockdowns, closures, quarantines, and travel bans intended to control the spread of the virus. Companies are also taking precautions, such as requiring employees to work remotely, imposing travel restrictions, and temporarily closing businesses and facilities. These restrictions, and future prevention and mitigation measures, have had an adverse impact on global economic conditions and are likely to have an adverse impact on consumer confidence and spending, which could materially adversely affect the supply of, as well as the demand for, our products. Uncertainties regarding the economic impact of COVID-19 are likely to result in sustained market turmoil, which could also negatively impact our business, financial condition, and cash flow. For example, to date, COVID-19 has adversely impacted new product launches by Kona and HighDrate, Gold Leaf’s distribution of new product lines, and the commencement of new distribution contracts, all of which adversely affected our business, financial condition, and cash flow. However, we acquired S and S during the COVID-19 pandemic and increased our product variety due to the acquisition.

Our co-packers source raw materials used in our products from suppliers located in the United States. The impact of COVID-19 on these suppliers, or any of our other suppliers, distributors and resellers, or transportation or logistics providers, may negatively affect the price and availability of our ingredients and/or packaging materials and impact our supply chain. If the disruptions caused by COVID-19 continue for an extended period of time, our ability to meet the demands of our consumers may be materially impacted. To date, we have not experienced any reduction in the available supply of our products. Additionally, many of our employees, including members of our management team, have been working remotely as a result of the closure of our offices and warehouses in compliance with local and state regulations in response to the COVID-19 pandemic. If our operations or productivity become, or continue to be, impacted throughout the duration of the COVID-19 outbreak and government-mandated closures, those occurrences may negatively impact our business, financial condition, and cash flow. The extent to which the COVID-19 pandemic will further impact our business will depend on future developments and, given the uncertainty around the extent and timing of the potential future spread or mitigation and around the imposition or relaxation of protective measures, we cannot reasonably estimate the impact to our business at this time.

The extent of the effect of COVID-19 on our operational and financial performance will depend on future developments, including the duration, spread, and intensity of the outbreak, all of which are uncertain and difficult to predict, considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business. However, if the pandemic continues for a prolonged period, it could have a material adverse effect on our business, results of operations, financial condition, and cash flow and adversely impact the quoted price of our Common Stock on the OTCQB.

We sell our products in highly competitive markets, which results in pressure on our profit margins and limits our ability to maintain or increase the market share of our products. The beverage business is a highly competitive and risky business, and is subject to significant competition and pricing pressures. We compete with many national, regional, and local businesses, many of which have more resources than we do. We could experience increased competition from existing or new companies in the energy and beverage market, which could create increasing pressures to grow our business. Competitors could offer products with prices that may match or are lower than the prices we offer. While we believe that the products we offer are generally competitive with those offered by other companies, continued pricing pressure or improvements in research and shifts in consumer preferences away from hemp-based beverages could adversely impact our consumer base or pricing structure and could have a material and adverse effect on our business, financial condition, results of operations, and cash flow.

Our future growth is largely dependent upon our ability to expand successfully into new markets and new distribution channels, as well as to attract new consumers to our products. Our business operates in markets that are characterized by rapidly changing products, evolving industry standards, and potential new entrants. Our future success depends upon a number of factors, including our ability to expand our product offerings into new territories and locations throughout the United States, including having our products offered in national retail stores such as Costco, Walmart, and Target. We cannot provide any assurance that our products will be offered in any such national chain. Failure to expand our distribution network to include distributors with reach into national retail stores will have an adverse effect on our growth, which, in turn, could adversely affect our business, financial condition, results of operations, and cash flow.

Changes in consumer preferences and perceptions may lessen the demand for our products, which would reduce sales and harm our business. We believe we are highly dependent upon positive consumer perceptions of the safety and quality of our products, as well as similar products distributed by other companies. Consumer perception of CBD or hemp products in particular can be substantially influenced by scientific research findings, national media attention, and other publicity about product use. Adverse publicity from these sources regarding the safety, quality, or efficacy of our products could harm our reputation and results of operations. If consumer preferences and perceptions of our products change, the resulting demand for our products could decrease, which could adversely affect our business, financial condition, and results of operations.

Increases in our costs materially affect our operating results. Our principal beverage products contain hemp, CBD, and ginseng. Increases in costs of these, or other ingredients in our products paid by our co-packers, with respect to our Beverages Segment, or our suppliers, with respect to our Distribution Segment, and the costs of which are passed on to us, could have a material adverse effect on our profit margins, as well as on our business, financial condition, and operating results. Further, other factors, such as inflation, increased food costs, increased labor and employee benefit costs, and increased energy costs may adversely affect our operating costs and we may not be able to pass along any such increased costs to our consumers. Increases in costs could adversely affect our profitability and operating results.

We do not have long-term contracts with any of our co-packers or our suppliers, and as a result they could seek to increase prices significantly or fail to deliver. We do not rely on written contracts or long-term arrangements with our co-packers or our suppliers. Although we have not experienced significant problems with our co-packers or our suppliers, as applicable, our co-packers or suppliers may implement significant price increases or may not meet our requirements in a timely fashion, if at all. If any undesirable issues occur with our current co-packers or suppliers, we may be forced to find other co-packers and suppliers. We may encounter difficulties in finding substitute co-packers in a timely manner, if at all, given the strict licensing requirements in the CBD industry and the limited number of co-packers that currently hold such licenses that are necessary to comply with federal law. We may not be able to obtain terms as favorable as those received from our current co-packers and suppliers, which in turn would increase our costs. In addition, it is possible that the substitute co-packers and suppliers may not have the necessary materials to meet our demand.

We must monitor our inventory and product mix against forecasted demand on a continuous basis. If we underestimate demand, we risk having inadequate supplies. We also face the risk of having too much inventory on hand that may reach its expiration date and become unsalable, and we may be forced to rely on markdowns or promotional sales to dispose of excess or slow-moving inventory. If we are unable to manage our supply chain effectively, our operating costs could increase and our profit margins could decrease, which could have a material adverse effect on our financial condition, operating results, and cash flow.

Any prolonged disruption in the operations of any of our co-packing facilities could harm our business. All of our distribution is managed domestically. Any prolonged disruption in the operations of any of these facilities, whether due to technical or labor difficulties, destruction or damage to the facility, real estate issues, or other reasons, could result in increased costs and reduced revenues and our profitability and prospects could be harmed.

We may not be able to manage our co-packing capabilities effectively, which may adversely affect our results of operations. We must accurately forecast demand for all of our products in order to ensure that we have enough products available to meet the needs of our consumers. Our forecasts are based on multiple assumptions that may cause our estimates to be inaccurate and affect our ability to ensure that we have sufficient co-packing capacity to meet the demand for our products, which could prevent us from meeting increased consumer demand and harm our brand and our business. If we do not accurately align our co-packing capabilities with demand, our business, financial condition, and results of operations may be materially adversely affected.

If the ingredients used in our products are contaminated, alleged to be contaminated, or are otherwise rumored to have adverse effects, our results of operations could be adversely affected. We, through our co-packers, buy ingredients from a variety of third-party suppliers. If these materials are alleged or prove to include contaminants that affect the safety or quality of our products or are otherwise rumored to have adverse effects, for any reason, we may sustain the costs of, and possible litigation resulting from, a product recall and need to find alternative ingredients, to delay production, or to discard or otherwise dispose of products, which could materially adversely affect our business, financial condition, and results of operations. In addition, even if product liability claims against us are not successful or are not fully pursued, these claims could be costly and time-consuming and could require our management to spend their time defending claims, rather than operating our business.

Our business depends, in part, on the sufficiency and effectiveness of our marketing. Due to the competitive nature of our industry, we must effectively and efficiently promote and market our products through advertisements to sustain and improve our competitive position in our market. Marketing investments may be costly. In addition, we may, from time to time, change our marketing strategies and spending. We may also change our marketing strategies and spending in response to actions by our consumers, competitors, and other companies that produce and/or distribute beverage products. The sufficiency and effectiveness of our marketing are important to our ability to retain and improve our market share and margins. If our marketing is not successful or if we fail to implement sufficient and effective marketing or adequately respond to changes in industry marketing strategies, our business, financial condition, and results of operations may be adversely affected.

Loss of key personnel or our inability to attract and retain new qualified personnel could hurt our business and inhibit our ability to operate and grow successfully. We have benefited substantially from the leadership and performance of our senior management, as well as other key employees. Our ability to grow our brand successfully hinges on our ability to retain our current management and key employees, and to attract and retain qualified personnel in the future. We cannot provide any assurance that we will be able to retain our personnel or attract new, qualified personnel. In addition, we do not maintain any “key person” life insurance policies. The loss of the services of members of our senior management or key employees could prevent or delay the implementation and completion of our strategic objectives or divert management’s attention to seeking qualified replacements. If we are unable to attract or retain key personnel, our profitability and growth potential could be harmed.

We may not be able to protect our intellectual property adequately, which could harm the value of our brands and branded products and adversely affect our business. We depend in large part on our brands and branded products and believe that they are very important to our business, as well as on our proprietary hemp-infused processes. We rely on a combination of trademarks, trade secrets, and similar intellectual property rights to protect our brands and branded products. The success of our business depends on our continued ability to use our existing trademarks in order to increase brand awareness and further develop our branded products in domestic markets. We own three trademarks that are registered with the USPTO and have another trademark registration pending in the United States. We may not be able to protect our trademarks adequately and our use of trademarks may result in liability for trademark infringement, trademark dilution, or unfair competition. We may from time to time be required to institute litigation to enforce our trademarks or other intellectual property rights, or to protect our trade secrets. Such litigation could result in substantial costs and diversion of resources and could negatively affect our sales, profitability, and prospects, regardless of whether we are able to successfully enforce our rights. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations, and financial condition.

We may be subject to product liability claims or regulatory actions if our products are alleged to have caused significant loss or injury. We may be subject to product liability claims, regulatory action, and litigation if our products are alleged to have caused loss or injury or failed to include adequate instructions for use or failed to include adequate warnings concerning possible side effects or interactions with other substances. Previously unknown adverse reactions resulting from consumption of CBD products alone or in combination with medications or other substances could also occur. In addition, the sale of any ingested product involves a risk of injury due to tampering by unauthorized third parties or product contamination. Our products may also be subject to product recalls, including voluntary recalls or withdrawals, if they are alleged to pose a risk of injury or illness, or if they are alleged to have been mislabeled, misbranded, or adulterated, or otherwise to be in violation of governmental regulations. A product liability claim or regulatory action against us could result in increased costs and could adversely affect our reputation and goodwill with our consumers generally. There can be no assurance that we will be able to obtain and maintain product liability insurance on acceptable terms or with adequate coverage against potential liabilities. Such insurance is expensive and may not be available in the future on acceptable terms, or at all. The inability to obtain sufficient insurance coverage on reasonable terms or otherwise to protect against potential product liability claims could result in us becoming subject to significant liabilities that are uninsured and also could adversely affect our commercial arrangements with third parties.

Our annual and quarterly financial results are subject to significant fluctuations due to a variety of factors, many of which are beyond our control, which makes our results difficult to predict and could cause our results to fall short of expectations. Our operating results can vary significantly from quarter-to-quarter and year-to-year depending on various factors, many of which are beyond our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our operating results in future quarters may fall below expectations. Each of the following factors may affect our operating results:

●	the level of product and price competition;
●	variations in the timing and volume of our sales;
●	our ability to deliver products in a timely manner in sufficient volumes;
●	our ability to recognize product trends;
●	our success in expanding our business network and managing our growth;
●	our ability to develop and market product enhancements and new products;
●	the timing of product enhancements, activities of and acquisitions by competitors;
●	the ability to hire additional qualified employees; and
●	our ability to control costs.

Consequently, our results of operations may decline quickly and significantly in response to changes in order patterns or rapid decreases in demand for our products. We anticipate that fluctuations in operating results will continue in the future; thus, our historical operating results may not be useful to you in predicting our future operating results.

We may require additional capital to finance our operations in the future, but that capital may not be available when it is needed and could be dilutive to existing stockholders. We may require additional capital for future operations.  We plan to finance anticipated ongoing expenses and capital requirements with funds generated from the following sources: (i) cash provided by operating activities; (ii) available cash and cash investments; and (iii) capital raised through debt and equity transactions.  Current conditions in the capital markets are such that traditional sources of capital may not be available to us when needed or may be available only on unfavorable terms.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions, and a number of other factors, many of which are outside of our control, and on our financial performance.  Accordingly, we cannot assure you that we will be able to raise additional capital successfully at all or on terms that are acceptable to us.  If we cannot raise additional capital when needed, it may have a material adverse effect on our liquidity, financial condition, results of operations, and prospects.  Further, if we raise capital by issuing stock, the holdings of our existing stockholders will be diluted.

If we raise capital by issuing debt securities, such debt securities would rank senior to our shares of common stock, $0.00001 par value per share (our “Common Stock”), upon our bankruptcy or liquidation.  In addition, we may raise capital by issuing equity securities that may be senior to our Common Stock for the purposes of dividend and liquidating distributions, which may adversely affect the market price of our Common Stock.  Finally, upon bankruptcy or liquidation, holders of our debt securities and shares of our preferred stock and our lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our Common Stock.  Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our Common Stock, or both.

The success of our new and existing products is uncertain. We have committed, and expect to continue to commit, significant resources and capital to develop and market existing product enhancements and new products.  These products are relatively untested, and we cannot assure you that we will achieve market acceptance for these products, or other new products that we may offer in the future.  Moreover, these and other new products may be subject to significant competition with offerings by new and existing competitors. In addition, new products and enhancements may pose a variety of technical challenges and require us to attract additional qualified employees. The failure to develop and market these new products or enhancements successfully could seriously harm our business, financial condition, and results of operations.

Our business is dependent upon market acceptance by consumers. We are substantially dependent on market acceptance of our products by consumers, our ability to change with consumer tastes, and to meet consumer needs with new products. If consumers do not accept our products, our sales and revenue will either fail to materialize or decline, resulting in a reduction in our operating income or possible increases in losses. Demand for CBD and hemp products is also influenced by the popularity of certain aesthetics, cultural and demographic trends, marketing and advertising expenditures, legality concerns, and general economic conditions. Because these factors can change rapidly, consumer demand also can shift quickly. The success of new product introductions depends on various factors, including product selection and quality, sales and marketing efforts, and timely production. We may not always be able to respond quickly and effectively to changes in consumer taste and demand due to the amount of time and financial resources that may be required to bring new products to market. The inability to respond quickly to market changes could have an impact on our expected growth potential and the growth potential of the market for CBD and hemp beverages. Even if this market develops, we may not succeed in our plan to become a category leader. Although we believe that our products in the United States are gaining better consumer acceptance, we cannot predict the future growth rate and size of this market.

If we are able to expand our operations, we may be unable to manage our future growth successfully. If we are able to expand our operations in the United States, as planned, we may experience periods of rapid growth, which will require additional resources.  Any such growth could place substantial strain on our management and our operational, financial, and other resources, and we will need to train, motivate, and manage current employees, as well as attract management, sales, finance and accounting, technical, and other professionals.  In addition, we will need to expand the scope of our infrastructure and our physical resources.  Any failure to expand these areas and implement appropriate procedures and controls in an efficient manner and at a pace consistent with our business objectives and such growth could have a material adverse effect on our business and results of operations.

Any future litigation, or settlements resulting from legal proceedings relating to our business operations, could have a material adverse impact on our results of operations, and financial condition, and liquidity. From time to time, we may be subject to allegations, and may be party to legal claims and regulatory proceedings, relating to our business operations. Such allegations, claims, and proceedings may be brought by third parties, including our consumers, employees, governmental or regulatory bodies, or competitors. Defending against such claims and proceedings, regardless of their merits or outcomes, is costly and time consuming and may divert management’s attention and personnel resources from our normal business operations, and the outcome of many of these claims and proceedings cannot be predicted. If any of these claims or proceedings were to be determined adversely to us, a judgment, a fine, or a settlement involving a payment of a material sum of money were to occur, or injunctive relief were issued against us, our business, financial condition and results of operations could be materially adversely affected. Our reputation could also be affected and such adverse litigation results or publicity may also negatively impact our business, financial condition, and results of operations.

Premiums for our insurance coverage may not continue to be commercially justifiable, and our insurance coverage may have limitations and other exclusions and may not be sufficient to cover our potential liabilities. We have insurance to protect our assets, operations, and employees. While we believe our insurance coverage addresses all material risks to which we are exposed and is adequate and customary in our current state of operations, such insurance is subject to coverage limits and exclusions and may not be available for the risks and hazards to which we are exposed. No assurance can be given that such insurance will be adequate to cover our liabilities or will be generally available in the future or, if available, that premiums will be commercially justifiable. In addition, insurance that is otherwise readily available, such as general liability, and directors’ and officers’ insurance, may become more difficult for us to find, and become more expensive, due to our CBD products. We cannot provide any assurance that we will be able to obtain such insurance in the future, or that the cost will be affordable to us. If we are unable to obtain such insurance, or if we were to incur substantial liability that was not covered by insurance or was in excess of policy limits, we may be prevented from entering into certain business sectors, our growth may be inhibited, and we may be exposed to additional risk and financial liabilities, which could have a material adverse effect on our business, results of operations, and financial condition.

Risks Related to the Regulation of Our Business and Products

We and our co-packers and suppliers are subject to extensive governmental regulation and may be subject to enforcement if we are not in compliance with applicable requirements. We and our co-packers and suppliers are subject to a broad range of federal, state, and local laws and regulations that govern, among other issues, the testing, development, production, distribution, marketing, and post-market reporting of foods, including those that contain CBD. These include laws administered by the U.S. Food and Drug Administration (“FDA”), the U.S. Federal Trade Commission (“FTC”), the U.S. Department of Agriculture (“USDA”), and other federal, state, and local regulatory authorities. Because we market products that are regulated as food, we and the companies that co-pack our products are subject to the requirements of the Federal Food, Drug, and Cosmetic Act (“FDCA”) and regulations promulgated thereunder by the FDA. The statute and regulations govern, among other things, the production, composition, ingredients, packaging, labeling, and safety of beverages. The FDA requires that facilities that produce food products comply with a range of requirements, including hazard analysis and preventative controls regulations, current good manufacturing practices (“cGMPs”), and supplier verification requirements. Production facilities are subject to periodic inspection by federal, state, and local authorities. If we cannot successfully contract with co-packers for our products and if they cannot conform to our specifications and the strict regulatory requirements of the FDA and applicable state and local laws, they may be subject to adverse inspectional findings or enforcement actions, which could materially impact our ability to market our products, could result in their inability to continue to co-pack for us, or could result in a recall of our products that have already been distributed. If the FDA or other regulatory authority determines that we or they have not complied with the applicable regulatory requirements, our business, financial condition, and results of operations may be materially adversely impacted. If we do not comply with labeling requirements, including making unlawful claims about our products, we could be subject to public warning letters and possible further enforcement actions (which other companies distributing CBD products have faced).

Failure by us, our co-packers, or our suppliers to comply with applicable laws and regulations or to obtain and maintain necessary permits, licenses, and registrations relating to our operations could subject us to administrative and civil penalties, including fines, injunctions, recalls or seizures, warning letters, restrictions on the production or marketing of our products, or refusals to permit the import or export of products, as well as potential criminal sanctions, any or all of which could result in increased operating costs resulting in a material effect on our operating results and business.

The FDA has stated that it interprets the FDCA to prohibit the sale of food products that contain CBD. The FDA is currently evaluating a potential regulatory pathway for CBD products pursuant to its current authority; but, unless and until such changes are promulgated, the FDA and other federal and state regulatory authorities could take enforcement action to prevent us from marketing beverages with CBD, which could adversely impact our business, financial condition, and results of operations or cause us to halt product sales altogether. Although hemp and CBD are no longer controlled substances subject to regulation by the U.S. Drug Enforcement Agency (the “DEA”), the FDA has stated publicly that it is nonetheless unlawful under the FDCA to introduce food containing CBD into interstate commerce. The FDCA prohibits the introduction or delivery for introduction into interstate commerce of any food that contains an approved drug or a drug for which substantial clinical investigations have been instituted and made public, unless a statutory exemption applies. The FDA has publicly stated its conclusion that none of the statutory exceptions has been met for CBD.

On May 31, 2019, the FDA held a public hearing to obtain scientific data and information about the safety, production, product quality, marketing, labeling, and sale of products containing cannabis or cannabis-derived compounds (such as CBD) to provide the FDA with information as it considers policy options related to the regulation of these products, particularly in light of the changes to the legal status of hemp enacted in the Agriculture Improvement Act of 2018 (the “2018 Farm Bill”). The FDA has also formed an internal working group to evaluate the potential pathways to market for CBD products, which could include seeking statutory changes from Congress or promulgating new regulations. If legislative action is necessary, such legislative changes could take years to finalize and may not include provisions that would enable us to produce, market, and/or sell our CBD products, and the FDA could similarly take years to promulgate new regulations. Additionally, while the FDA’s enforcement focus to date has primarily been on CBD products that are associated with therapeutic claims, the agency has recently issued warning letters to companies that market CBD products without such claims. There is an unquantifiable risk that the FDA could take enforcement action against us, our co-packers, or our suppliers, or those marketing similar products to us, which could limit or prevent us from marketing our products and have a material adverse impact on our business, financial condition, and results of operations. While the FDA announced on March 5, 2020 that it is currently evaluating a risk-based enforcement policy for CBD to provide more clarity to the industry and the public while the agency takes potential steps to establish a clear regulatory pathway, it remains unclear whether or when the FDA will ultimately issue such an enforcement policy.

Moreover, local, state, federal, and international CBD, hemp, and cannabis laws and regulations are rapidly changing and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance requirements or alteration of certain aspects of our business plan in the event that our CBD products become subject to new restrictions. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. It is also possible that regulations may be enacted in the future that will be directly applicable to our products. We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our activities in the hemp and CBD industry. The constant evolution of laws and regulations may require us to incur substantial costs associated with legal and compliance fees and ultimately require us to alter our business plan.

Our products contain CBD derived from hemp. The 2018 Farm Bill enacted a number of changes to the legal status of hemp and hemp products, including removal from the statutory list of controlled substances. However, implementation of the 2018 Farm Bill is ongoing, and there is still significant uncertainty regarding the legal status of hemp and hemp-based products under U.S. law. Our products that contain CBD are subject to various state and federal laws regarding the production and sale of hemp-based products. Historically, the DEA had interpreted CBD to be subject to the Controlled Substances Act (the “CSA”) under the definition for “marijuana,” a Schedule I controlled substance. However, the 2018 Farm Bill removed “hemp,” from the definition of “marijuana.” “Hemp” is defined as the plant, Cannabis sativa L., and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol (“THC”) concentration of not more than 0.3% on a dry weight basis. As a result of the enactment of the 2018 Farm Bill, and since we believe that the CBD contained in our products and the hemp from which it is derived meet the definition of “hemp,” we believe that our CBD products and the hemp from which they are derived are not Schedule I controlled substances under the CSA. However, there is a risk that we could be subject to enforcement action, including prosecution, if any of our products are determined not to meet the definition of “hemp” and to constitute “marijuana” under the CSA based on THC levels or other violations, which would have a negative impact on our business and operations.

In addition, the 2018 Farm Bill contained provisions that require the USDA, among other things, to promulgate a new regulatory framework that will govern the growth and cultivation of hemp, where hemp grown in compliance with the framework would be permitted in interstate commerce throughout the United States. On October 31, 2019, the USDA issued an interim final rule (“IFR”) establishing the regulations necessary for domestic hemp production, including provisions for the USDA to approve plans submitted by states and Native American tribes for the monitoring and regulation of hemp production at the state level. While the 2018 Farm Bill requires state and tribal plans to meet certain basic requirements as outlined in the IFR, nothing preempts or limits state or tribal laws that are more stringent than the 2018 Farm Bill, and the requirements for lawful hemp production will vary from state to state. We and our co-packers and suppliers must expend resources to monitor the evolving federal and state legal landscape for hemp production, and any violations of these laws, or alleged violations, could disrupt our business and result in a material adverse effect on our operations.

Within the United States, we and our co-packers and suppliers face a variety of state and local restrictions on the cultivation of hemp, and if state or local regulatory authorities take enforcement action to prevent us from selling our products, our business, financial condition, and results of operations could be materially adversely impacted. The growth and cultivation of hemp is subject to a complex regulatory framework that is implemented and affected by multiple federal agencies, as well as state and local authorities. In 2014, four years prior to enacting the 2018 Farm Bill, Congress enacted the Agricultural Act of 2014 (the “2014 Farm Bill”) to allow for the limited growth and cultivation of industrial hemp under federal law. This statute allowed institutions of higher education and state departments of agriculture to grow and cultivate industrial hemp for agricultural or other academic research purposes, or for hemp to be grown under the auspices of a state agricultural pilot program, in states where such growth and cultivation is legal under state law. While the 2014 Farm Bill will be repealed after October 31, 2020, and although the 2018 Farm Bill created a pathway under which hemp and its derivatives, including CBD, would no longer be a Schedule I controlled substance under the CSA and would be protected from interference in interstate commerce, the USDA only recently issued the IFR that contains the regulatory framework that will govern the growth and cultivation of hemp, and, currently, several states continue to operate under the 2014 Farm Bill. Alongside the current federal regulatory developments, state and local authorities have enacted their own restrictions on the cultivation or sale of hemp or hemp-derived CBD, including laws that ban the cultivation or possession of hemp or any other plant of the cannabis genus and derivatives thereof, such as CBD. Currently several states ban the cultivation and possession of hemp or CBD, while others have taken enforcement action against human food products that contain CBD, and states may enact new laws or regulations that prohibit or limit the sale of such products at any time. In the event of a change in federal or state laws and regulations that are adverse to our CBD products, we may be restricted or limited with respect to sale or distribution of those products, which could adversely impact our intended business plan with respect to such products.

The USDA has only recently issued the IFR and started accepting state and tribal hemp production plans for review, and it remains to be seen which states will submit their own regulatory plans for the cultivation of hemp and which will become subject to the USDA framework. The timing and content of state regulatory plans may impact our ability to obtain sufficient quantities of CBD at an acceptable price and on a timely basis. If our current co-packers and suppliers were to face increased regulation or be unable to continue to supply our business, we may be unable to fulfill orders for our products or find a suitable replacement co-packers and suppliers in a timely fashion or with comparable pricing. If our current co-packers or suppliers or any future co-packers or suppliers fail to comply with the applicable regulatory requirements, our business may suffer.

Changes in existing laws or regulations, including how such existing laws or regulations are enforced by federal, state, and local authorities, or the adoption of new laws or regulations may increase our costs and otherwise adversely affect our business, financial condition, and results of operations. In addition to the legal framework applicable to hemp and CBD, the production and marketing of food products is highly regulated, and we and our co-packers and suppliers are subject to a variety of federal and state laws and regulations applicable to food. These laws and regulations apply to many aspects of our business, including the co-packing, packaging, labeling, distribution, advertising, sale, quality, and safety of our products. We could incur costs, including fines, penalties, and third-party claims, in the event of any violations of, or liabilities under, such requirements, including any competitor or consumer challenges relating to compliance with such requirements. For example, in connection with the marketing and advertising of our products, we could be the target of claims relating to false or deceptive advertising, including under the auspices of the FTC and state consumer protection statutes.

The regulatory environment in which we operate could change significantly and adversely in the future. The laws and regulations that apply to our products and business may change in the future and we may incur (directly or indirectly through our co-packers or suppliers) material costs to comply with current or future laws and regulations or any required product recalls. Any change in production, labeling, or marketing requirements for our products may lead to an increase in costs or interruptions in our production or raw material supply, either or both of which could adversely affect our operations and financial condition. For example, recent federal and state attention to the sale of CBD-containing products, and specifically food products that contain CBD, could result in standards or requirements that mandate changes to our current product ingredients, labeling, or marketing. New or revised government laws and regulations could significantly limit our ability to operate our business as it is currently being conducted, result in additional compliance costs, and, in the event of noncompliance, could lead to administrative or civil remedies, including fines, injunctions, withdrawals, recalls, or seizures and confiscations, as well as potential criminal sanctions.

Any such changes or actions by the FDA or other regulatory agencies could have a material adverse effect on our co-packers, our suppliers, and our business, financial condition, and results of operations.

Government scrutiny, warnings, and public perception could increase our costs of production and increase our legal and regulatory expenses, and if we are unable to comply with the applicable requirements for marketing beverages, we could face substantial civil and criminal penalties. Producing, processing, labeling, packaging, storing, and distributing food products are activities that are subject to extensive federal, state, and local regulation. In the United States, these operations are regulated by the FDA and various state and local public health and agricultural agencies. The FDA Food Safety Modernization Act of 2011 provides direct recall authority to the FDA for food products and includes a number of other provisions that are designed to enhance food safety, including increased inspections by the FDA of domestic food facilities. Compliance with government regulation can be costly or may otherwise adversely affect our business. Moreover, failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls, or seizures, as well as potential criminal sanctions, which could in turn have a material adverse effect on our business, financial condition, and results of operations.

We operate in a highly regulated environment with constantly evolving legal and regulatory frameworks. Consequently, we are subject to heightened risk of legal claims, government investigations, or regulatory enforcement actions. Although we have implemented policies and procedures designed to ensure compliance with existing laws and regulations, there can be no assurance that our employees, temporary workers, contractors, or agents might not violate our policies and procedures. Moreover, a failure to maintain effective regulatory compliance policies and procedures could lead to violations, unintentional or otherwise, of laws and regulations. Legal claims, government investigations, or regulatory enforcement actions arising out of our failure or alleged failure to comply with applicable laws and regulations could subject us to civil and criminal penalties that could materially and adversely affect our product sales, reputation, financial condition, and operating results. In addition, the costs and other effects of defending potential and pending litigation and administrative actions against us may be difficult to determine and could materially adversely affect our business, financial condition, and results of operations.

Because there has been limited study on the effects of CBD, future nonclinical and clinical research studies and analysis of such studies by third parties, including government agencies, may lead to conclusions that dispute or conflict with our understandings and beliefs regarding the benefits, viability, safety, dosing, and social acceptance of CBD. Research in the United States and internationally regarding the benefits, viability, safety, and dosing of isolated cannabinoids (such as CBD or THC) remains in relatively early stages. There have been few clinical trials on the benefits of CBD conducted on humans or animals, including studies focused on the consumption of CBD in foods.

Future research and clinical trials may draw opposing conclusions to statements contained in current articles, reports, and studies regarding CBD or could reach different or negative conclusions regarding the medical benefits, viability, safety, dosing, or other facts and perceptions related to CBD, which could adversely affect acceptance of CBD in foods and the demand for such products. Future research may also cause regulatory authorities to change how they enforce regulatory restrictions applicable to hemp and CBD. We cannot predict any negative research and clinical trial findings in the future that may have a material adverse impact on our business, financial condition, and results of operation.

Negative publicity from being in the hemp and CBD space could have a material adverse effect on our business, financial condition, and results of operations. Hemp and marijuana are both varieties of the plant, Cannabis sativa L., except that hemp, as defined by federal law for exemption from Schedule I of the CSA, has a delta-9 THC concentration of not more than 0.3% on a dry weight basis. The same plant with a higher THC content is considered to be marijuana, which is legal for medical and recreational use under certain state laws, but which is not legal under federal law. The similarities between these plants can cause confusion, and our activities with hemp may be incorrectly perceived that we are involved in federally illegal marijuana activities.

Further, despite growing support for the cannabis industry and the legalization of marijuana in certain U.S. states, many individuals and businesses remain opposed to the cultivation and sale of cannabis and cannabis-derived products. Any negative publicity resulting from an incorrect perception that we operate in the marijuana space could result in a loss of current or future business. It could also adversely affect the public’s perception of us or our Common Stock and could lead to reluctance by new parties to do business with or to invest in us. We cannot assure you that additional business partners, including, but not limited to, financial institutions and distributors and resellers, will not attempt to end or curtail their relationships with us. Any such negative press or impacts to our business relationships could have a material adverse effect on our business, financial condition, and results of operations.

Our ability to deduct certain business expenses for income tax purposes is subject to uncertainty. Section 280E of the Internal Revenue Code of 1986, as amended (the “Code”), prohibits the deduction of certain otherwise ordinary business expenses from carrying on any trade or business that consists of “trafficking” Schedule I or II controlled substances, as defined by the CSA. Under existing Internal Revenue Service guidance, the bulk of operating costs and general administrative costs of trades or businesses that are subject to Section 280E of the Code are not permitted to be deducted. Although the 2018 Farm Bill created a pathway under which hemp and its derivatives, including CBD, would no longer be a Schedule I controlled substance under the CSA, until the USDA implements regulations pursuant to the 2018 Farm Bill, we believe our ability to deduct certain ordinary business expenses requires compliance with the 2014 Farm Bill. We do not believe that Section 280E of the Code currently forbids our deduction of otherwise ordinary business expenses because we believe that we are in compliance with the 2014 Farm Bill and/or the products we sell are from co-packers and suppliers that are compliant with the 2014 Farm Bill. However, until the USDA promulgates regulations under the 2018 Farm Bill, governmentally determined non-compliance with the 2014 Farm Bill by us, our co-packers, or their suppliers may have a material adverse tax effect on us.

Risks Related to an Investment in Our Common Stock

There is currently a limited public market for our Common Stock; a trading market for our Common Stock may never develop; and our Common Stock prices may be volatile and could decline substantially. Although our Common Stock is quoted on the OTCQB, an over-the-counter quotation system maintained by OTCM, under the symbol “KGKG,” there has been no material public market for our Common Stock. In the over-the-counter market, our stockholders may find it more difficult to obtain accurate quotations as to the market value of their shares of our Common Stock and may find fewer buyers to purchase their stock and fewer market makers to support its price than if our Common Stock were listed on a national securities exchange, such as the New York Stock Exchange, the NYSE-American, or the Nasdaq Stock Market. As a result of these and other factors, investors may be unable to resell shares of our Common Stock at or above the price at which they purchased them, at or near quoted bid prices, or at all. Further, an inactive market may also impair our ability to raise capital by selling additional equity in the future, and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our Common Stock as currency.

We intend to list shares of our Common Stock on a national securities exchange in the future; but, we do not now, and may not in the future, meet the initial listing standards of any national securities exchange, which often provides a more widely-traded and liquid market. Some, but not all, of the factors that may delay or prevent the listing of shares of our Common Stock on a national securities exchange include the following: our stockholders’ equity may be insufficient; the market value of our outstanding Common Stock may be too low; our net income from operations may be too low or not sustained for the requisite period of time; our Common Stock may not be sufficiently widely held; we may not be able to secure market makers for our Common Stock; and we may fail to meet other rules and requirements mandated by the several exchanges and markets to have our Common Stock listed. Should we fail to satisfy the initial listing standards of the national securities exchanges, or if our Common Stock is otherwise rejected for listing, and remains quoted on the OTCQB or is suspended by the OTCM from the OTCQB, the quoted price of our Common Stock could suffer and the trading market for our Common Stock may become less liquid and our Common Stock price may be subject to increased volatility.

Therefore, an active, liquid, and orderly trading market for our Common Stock may not initially develop or be sustained, which could significantly depress the public price of our Common Stock and/or result in significant volatility, which could affect your ability to sell your shares of our Common Stock. Even if an active trading market were to develop for our Common Stock, the market price of our Common Stock may be highly volatile and subject to wide fluctuations. Our financial performance, government regulatory action, tax laws, interest rates, and market conditions in general could have a significant impact on the future market price of our Common Stock.

We are not subject to the rules of a national securities exchange requiring the adoption of certain corporate governance measures and, as a result, our stockholders do not have the same protections. We are quoted on the OTCQB and are not subject to the rules of a national securities exchange, such as the New York Stock Exchange, the NYSE-American, or the Nasdaq Stock Market. National securities exchanges generally require more rigorous measures relating to corporate governance that are designed to enhance the integrity of corporate management. The requirements of the OTCQB afford our stockholders fewer corporate governance protections than those of a national securities exchange. Until we comply with such greater corporate governance measures, even though such compliance is not required by the OTCM for quotations of shares of our Common Stock on the OTCQB, our stockholders will have fewer protections, such as those related to director independence, stockholder approval rights, and governance measures that are designed to provide oversight of a corporation’s management by its board of directors.

Our Common Stock is currently subject to the “penny stock” rules; accordingly, it could adversely affect the market price of our Common Stock and increase your transaction costs to sell those shares. The SEC has adopted Rule 3a51-1, which defines a “penny stock” as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Because the price of our Common Stock is less than $5.00 (and we do not meet any of the alternative exemptive criteria), our Common Stock is deemed to be a penny stock. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires that a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our Common Stock and cause a decline in the market value of our Common Stock.

Our stock price has been extremely volatile, which could cause the value of an investment in our Common Stock to decline. The market price of our Common Stock has been extremely volatile and could be subject to significant fluctuations due to changes in sentiment in the market regarding our operations or business prospects, among other factors.  The public price of our Common Stock following the date of this annual report also could be subject to wide fluctuations in response to the risk factors described in this annual report and others beyond our control, including:

●	the number of shares of our Common Stock publicly owned and available for trading;
●	industry trends and the business success of our competitors;
●	actual or anticipated fluctuations in our quarterly financial and operating results and operating results that vary from the expectations of our management or of securities analysts and investors;
●	our failure to meet the expectations of the investment community and changes in investment community recommendations or estimates of our future operating results;
●	announcements of strategic developments, acquisitions, dispositions, financings, product developments, and other materials events by us or our competitors;
●	regulatory and legislative developments related to our industry;
●	litigation;
●	general market conditions;
●	other domestic macroeconomic factors unrelated to our performance;
●	additions or departure of key personnel, including any major change in our Board of Directors (our “Board”) or management; and
●	sales or expected sales of shares of our Common Stock by us, and our officers, directors, and significant stockholders.

In addition, the stock market in general has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of those companies. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources and harm our business, operating results, and financial condition.

Because we are a “smaller reporting company,” we will not be required to comply with certain disclosure requirements that are applicable to other public companies and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our Common Stock less attractive to investors. We are a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K. As a smaller reporting company, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies, including, but not limited to:

●	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements, and registration statements;
●	not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002; and
●	reduced disclosure obligations for our annual and quarterly reports, proxy statements, and registration statements.

We will remain a smaller reporting company until the end of the fiscal year in which (1) we have a public common equity float of more than $250 million, or (2) we have annual revenues for the most recently completed fiscal year of more than $100 million plus we have any public common equity float or public float of more than $700 million. We also would not be eligible for status as smaller reporting company if we become an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company.

Sales by our stockholders of a substantial number of shares of our Common Stock in the public market could adversely affect the market price of our Common Stock. A substantial portion of the total outstanding shares of our Common Stock may be sold into the market at any time.  Some of these shares are owned by our executive officers and directors, and we believe that such holders have no current intention to sell a significant number of shares of our stock. If all of the major stockholders were to decide to sell large amounts of stock over a short period of time, such sales could cause the market price of our Common Stock to drop significantly, even if our business were doing well.

Requirements associated with being a reporting public company will require significant company resources and management attention. From and after December 31, 2020, we became subject to the reporting requirements of the Exchange Act and the other rules and regulations of the SEC relating to public companies. We are working with independent legal, accounting, and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as an SEC reporting company.  These areas include corporate governance, internal control, internal audit, disclosure controls, and procedures and financial reporting and accounting systems.  We have made, and will continue to make, changes in these and other areas, including our internal control over financial reporting.  However, we cannot provide assurances that these and other measures we may take will be sufficient to allow us to satisfy our obligations as an SEC reporting company on a timely basis. Further, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

In addition, compliance with reporting and other requirements applicable to SEC reporting companies will create additional costs for us, will require the time and attention of management, and will require the hiring of additional personnel and legal, audit, and other professionals.  We cannot predict or estimate the amount of the additional costs we may incur, the timing of such costs, or the impact that our management’s attention to these matters will have on our business and operations.

Our management constitutes some of our largest stockholders, which will allow them to exert significant control over our business and affairs and have actual or potential interests that may depart from those of investors. As of April 12, 2021, members of our management team beneficially owned approximately 47.67% of our Common Stock. As a result, management has the virtual unfettered ability to control substantially all matters submitted to our stockholders for approval including (i) election of our Board; (ii) removal of any of our directors; (iii) amendment of our Amended and Restated Certificate of Incorporation (our “A&R Certificate of Incorporation”) or our Amended and Restated Bylaws (our “A&R Bylaws”); and (iii) adoption of measures that could delay or prevent a change in control or impede a merger, takeover, or other business combination involving us.

In addition, management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Any investors will own a minority percentage of our Common Stock and will have minority voting rights.

Our preferred stock may have rights senior to those of our Common Stock, which could adversely affect holders of our Common Stock. Our A&R Certificate of Incorporation gives our Board the authority to issue one or more additional series of our preferred stock without a vote or any action by our stockholders.  Our Board also has the authority to determine the terms of those various series of our preferred stock, including price, preferences, and voting rights.  The rights granted to holders of shares of our preferred stock in the future may adversely affect the rights of holders of shares of our Common Stock.  Any such authorized series of preferred stock may have a liquidation preference – a pre-set distribution in the event of a liquidation of our Company – that would reduce the amount available for distribution to the holders of shares of our Common Stock or may have dividend rights superior to those provided to the holders of shares of our Common Stock, which could reduce the amount of available for distribution as dividends to holders of shares of our Common Stock.  In addition, an authorized series of our preferred stock may have voting rights that are superior to the voting right of the holders of shares of our Common Stock.

We do not expect to pay any cash dividends in the foreseeable future. We intend to retain our future earnings, if any, in order to reinvest in the development and growth of our business and, therefore, do not intend to pay dividends on our Common Stock for the foreseeable future.  Any future determination to pay dividends will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements, and such other factors as our Board deems relevant.  Accordingly, investors may need to sell their shares of our Common Stock to realize a return on their investment, and they may not be able to sell such shares at or above the price paid for them.

We can sell additional shares of our Common Stock without approval of our stockholders and without offering shares to existing stockholders, which would result in dilution of existing stockholders’ interests in us and could depress our stock price. Our A&R Certificate of Incorporation authorizes 2,500,000,000 shares of our Common Stock, of which 825,726,839 are issued and outstanding as of April 12, 2021; 1,200,000 shares of our Series B Preferred Stock, of which 488,000 shares are issued and outstanding as of April 12, 2021; 250 shares of our Series C Preferred Stock, of which 140 shares are issued and outstanding as of April 12, 2021; and 500,000 shares of our Series D Preferred Stock, of which 500,000 shares are issued and outstanding as of April 12, 2021, for an aggregate of 988,140 issued and outstanding shares of our preferred stock as of April 12, 2021, which shares of issued and outstanding shares of our preferred stock are convertible into an aggregate of 500,488,140 shares of our Common Stock. Although our Board intends to utilize its reasonable business judgment to fulfill its fiduciary obligations to our then-existing stockholders in connection with any future issuance of our capital stock, the future issuance of additional shares of our Common Stock or preferred stock convertible into shares of our Common Stock would cause immediate, and potentially substantial, dilution to our existing stockholders, which could also have a material effect on the market value of the shares. In addition, the exercise price of any convertible debt securities or the conversion price of any convertible equity securities we may sell and issue in the future could be significantly lower than the market price of our Common Stock on the respective issuance, exercise, or conversion date. Alternatively, we could issue equity securities at a significant discount to the market price of our Common Stock on the issuance date, the occurrence of any of such events could have a material adverse effect on the market price of our Common Stock.

Further, shares of our Common Stock do not have preemptive rights, which means that we can sell shares of our Common Stock to other persons without offering the holders of shares of our Common Stock, or the purchasers in this offering, the right to purchase their proportionate share of such offered shares.  Therefore, any additional sales of our capital stock by us could dilute an existing stockholder’s ownership interest in us.

We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our Common Stock less attractive to investors. We are an emerging growth company, as defined in the JOBS Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the SOX Act, reduced disclosure obligations regarding executive compensation in this annual report and our periodic reports and proxy statements, and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the year in which we complete this offering, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of this offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our Common Stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as that standards apply to private companies. We have irrevocably elected to “opt out” of this exemption and, therefore, we will adopt new or revised accounting standards at the time public companies adopt the new or revised accounting standards and, therefore, we will adopt new or revised accounting standards at the time private companies adopt the new or revised accounting standards.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the SOX, and reduced disclosure obligations regarding executive compensation in this annual report and our periodic reports and proxy statements, to the extent we are required to make such filings. We cannot predict if investors will find our Common Stock less attractive because we may rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

Provisions in our A&R Certificate of Incorporation and A&R Bylaws and Delaware law may discourage a takeover attempt even if a takeover might be beneficial to our stockholders. Provisions contained in our A&R Certificate of Incorporation and A&R Bylaws could make it more difficult for a third party to acquire us. Provisions in our A&R Certificate of Incorporation and A&R Bylaws impose various procedural and other requirements, which could make it more difficult for stockholders to effect certain corporate actions. For example, our A&R Certificate of Incorporation authorizes our Board to determine the rights, preferences, privileges, and restrictions of unissued series of our preferred stock without any vote or action by our stockholders. Thus, our Board can authorize and issue shares of our preferred stock with voting or conversion rights that could dilute the voting power of holders of other series of our capital stock. These rights may have the effect of delaying or deterring a change of control of us. Additionally, our A&R Certificate of Incorporation and/or A&R Bylaws establish limitations on the removal of directors and on the ability of our stockholders to call special meetings and include advance notice requirements for nominations for election to our Board and for proposing matters that can be acted upon at stockholder meetings.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”), which prohibits an “interested stockholder” owning in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which such stockholder acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

See “Description of Securities – Anti-Takeover Effects of Provisions of Our A&R Certificate of Incorporation, Our A&R Bylaws and Delaware Law.” These provisions could limit the price that certain investors might be willing to pay in the future for shares of our Common Stock.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us. Our A&R Certificate of Incorporation provides that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law. In addition, as permitted by Section 145 of the DGCL, our A&R Certificate of Incorporation provides that:

●	We will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe such person’s conduct was unlawful.
●	We may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law.
●	We are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification.
●	The rights conferred in our A&R Certificate of Incorporation are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees, and agents and to obtain insurance to indemnify such persons.
●	We may not retroactively amend our A&R Certificate of Incorporation or indemnification agreement, if any, to reduce our indemnification obligations to directors, officers, employees, and agents.

We previously effected a dividend distribution of common stock of Elev8 Hemp, as our wholly-owned subsidiary, and Branded Legacy, Inc., formerly known as Elev8 Brands, Inc. and, prior to that, known as PLAD, Inc. (“Branded Legacy”), which may have violated Section 5 of the Securities Act. The shares of common stock of Branded Legacy that we distributed to our stockholders were not registered under the Securities Act, and we may not have fully complied with SEC Legal Bulletin No. 4, which requires a company to satisfy five conditions in connection with the spin-off. As a result, we may have violated Section 5 of the Securities Act in that we did not file a registration statement with the SEC and have the same declared effective by the SEC prior to distributing the shares of Branded Legacy common stock. In addition, it is possible that the SEC could commence an enforcement action against us. For additional information regarding the dividend distribution, see “Management’s Discussion and Analysis and Results of Operations – Liquidity and Capital Resources” for additional information.

ITEM 2. PROPERTIES

We currently lease approximately 4,500 square feet of corporate office and warehouse space located at 746 North Drive, Suite A, Melbourne, Florida 32934. The lease is for a five-year term, and expires on May 31, 2023. The initial monthly base rent was approximately $3,994, plus state taxes. The monthly base rent increases annually by three percent, beginning on June 1, 2019 and each June 1st thereafter. During the lease year that commenced on June 1, 2020, our monthly base rent became $4,114.

Through our subsidiary, Gold Leaf, we also lease a 30,000 square foot warehouse and main distribution hub in Greer, South Carolina. The lease is for a 63-month term that commenced in May 2019. Beginning in May 2020, our monthly rent is approximately $13,225. We believe our office space, warehouse space, and distribution facility are sufficient to meet our current needs.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings and claims which arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters should not have a material adverse effect on our financial position, results of operations, or liquidity.

As of the date of this Annual Report, we were not a party to any legal proceedings that could have a material adverse effect on our business, financial condition, or operating results. Further, to our knowledge, no other proceedings have been initiated or threatened against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Securities

On May 14, 2020, we executed a securities purchase agreement with an otherwise unaffiliated third-party investor (the “May 2020 SPA”). In connection therewith, we agreed to sell and issue three secured convertible debentures (the “May 2020 Debentures”) and granted one warrant (the “May 2020 Warrant”). The date of the sale and issuance of the first debenture, in the initial principal amount of $250,000, was May 14, 2020. The date of the sale and issuance of the second debenture, in the initial principal amount of $250,000, was July 20, 2020. The date of the sale and issuance of the third debenture, in the initial principal amount of $500,000, was December 31, 2020. In connection with the transactions contemplated by the May 2020 SPA, we also granted the investor a three-year warrant for the purchase up to 20,000,000 shares of our Common Stock (the “May 2020 Warrant Shares”). Concurrently with the execution of the May 2020 SPA, we also entered into a Registration Rights Agreement with the investor for the registration of the shares underlying the debentures and the warrant. That registration statement was declared effective on December 31, 2020. We issued the May 2020 Debentures and granted the May 2020 Warrant in reliance on the exemption from registration pursuant to Rule 506 promulgated under the Securities Act (in that the issuance of the debentures and grant of the warrant, and the shares of our Common Stock issuable upon conversions or exercises of the debentures and the warrant, respectively, did not involve any public offering).

We sold and issued an additional secured convertible debenture to the third-party investor in the original principal amount of $100,000 on November 30, 2020. We did not grant any registration rights in connection with our sale and issuance of the additional debenture. We issued the additional debenture in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act (in that the issuance of the additional debenture, and shares of our Common Stock issuable upon conversion of the additional debenture, did not involve any public offering). We repaid the debenture in cash in December 2020.

On February 10, 2021, we executed a securities purchase agreement with the investor (the “February 2021 SPA”). In connection therewith, we agreed to sell and issue two secured convertible debentures (the “February 2021 Debentures”) and granted a three-year warrant (the “February 2021 Warrant”), exercisable for up to 50,000,000 shares of our Common Stock (the “February 2021 Warrant Shares”) at an initial exercise price of $0.03 per share. We sold and issued to the third-party investor a debenture in the original principal amount of $900,000 and granted the February 2021 Warrant promptly after entering into the February 2021 SPA. We will issue and sell a second debenture in the original principal amount of $600,000 when the Registration Statement on Form S-1 that we are obligated to file has been declared effective by the SEC. We issued the February 2021 Debenture and granted the February 2021 Warrant in reliance on the exemption from registration pursuant to Rule 506 promulgated under the Securities Act (in that the issuance of the February 2021 Debenture and the February 2021 Warrant, and the shares of our Common Stock issuable upon conversion or exercise of the February 2021 Debenture and the February 2021 Warrant, respectively, did not involve any public offering). Concurrently with the execution of the February 2021 SPA, we also entered into a Registration Rights Agreement with the investor for the registration of the shares underlying the debentures and the warrant.

We used the proceeds from the debentures that we sold and issued under the May 2020 SPA, on November 30, 2020, and from the February 2021 SPA for general corporate purposes.

Market Information

As of April 12, 2021, our Common Stock is quoted on the OTCQB under the symbol “KGKG.”

The table below sets forth the high and low closing prices of our Common Stock during the periods indicated, as reported by the OTCM. The market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commissions and may not reflect actual transactions.

	2021				2020		2019
	Price Range				Price Range		Price Range
	High		Low		High	Low	High	Low

First Quarter	$0.0523		$0.0260		$0.0710	$0.0260	$0.0900	$0.0780
Second Quarter	$0.0337	(1)	$0.0308	(1)	$0.0257	$0.0505	$0.1110	$0.1150
Third Quarter	$-		$-		$0.04415	$0.02255	$0.0812	$0.0760
Fourth Quarter	$-		$-		$0.0340	$0.0159	$0.0475	$0.0375

(1)	Through April 12, 2021.

The closing price of our Common Stock as reported on April 12, 2021, was $0.0308 per share.

Holders

On April 12, 2021 there were approximately 95 holders of record of our Common Stock. This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in “street name.” As of such date, 825,726,839 shares of our Common Stock were issued and outstanding.

Dividends

We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our Common Stock for the foreseeable future. Any future determination related to dividend policy will made at the discretion of our Board.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

KONA GOLD BEVERAGE, INC.

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2020 and 2019 should be read in conjunction with the financial statements and related notes and the other financial information that are included elsewhere in this Annual Report. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements,” and “Description of Business” sections in this Annual Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Annual Report and other filings with the SEC, reports to our stockholders, and news releases. All statements that express expectations, estimates, forecasts, or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements.

We undertake no obligation to update or revise any of the forward-looking statements after the date of this Annual Reports to confirm forward-looking statements to actual results. Important factors on which such statements are based are assumptions concerning uncertainties, including, but not limited to, uncertainties associated with the following:

●	Inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement our business plans;

●	Our failure to earn revenues or profits;

●	Volatility or decline of our stock price;

●	Potential fluctuation in our financial results;

●	Rapid and significant changes in markets;

●	Litigation with or legal claims and allegations by outside parties;

●	Impacts from the COVID-19 pandemic; and

●	Insufficient revenues to cover operating costs.

The following discussion should be read in conjunction with the financial statements and the notes thereto which are included in this Annual Report. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ substantially from those anticipated in any forward-looking statements included in this discussion as a result of various factors.

Results of Operations

Overview

Our business has grown rapidly since inception, and we anticipate that our business will continue to grow; however, in the year ended December 31, 2020, the Company saw unforeseen delays in signing more favorable agreements with larger, reputable tier 1 and mid-size distributors and grocery chains and we were additionally impacted by the COVID-19 pandemic during the fiscal year. The COVID-19 pandemic delayed our launch of a variety of new products during most of the 2020 fiscal year – drinks and non-drink line broadening items. Our Beverages Segment has three main revenue streams: product sales from online consumers, product sales through resellers, and product sales from distributors. Product sales include sales of our energy drinks, HighDrate CBD-infused energy waters, and apparel such as t-shirts and hats. In early 2019, we expanded our operations with the creation of a distribution center, which now functions as our Distribution Segment. Our Distribution Segment has one main revenue stream: product sales to convenience stores, grocery stores, or smoke and gift shops, which complement our current product offering. Product sales include sales of our beverages, as well as beverages and snacks purchased for resale from several other beverage producers.

We have experienced and expect to continue to experience substantial growth in our operations as we seek to expand through additional products and acquisitions that complement our current product offerings. We expect that revenue will increase in fiscal year 2021 compared to fiscal year 2020, as distribution by our current distributors, who were, and whose clients were, affected by COVID-19 has resumed and we expect to see fewer COVID-19 pandemic-related distribution impacts for the balance of fiscal year 2021. Based on those expectations, we now anticipate signing more favorable agreements with larger, reputable tier 1 and mid-size distributors that we had anticipated in our Beverage Segment for fiscal 2020. The following is a more detailed discussion of our financial condition and results of operations for the period presented.

Year ended December 31, 2020 compared to Year ended December 31, 2019

Overview

As reflected in the accompanying financial statements, during the year ended December 31, 2020, we incurred a net loss of approximately $3.1 million and used cash in operations of approximately $1.4 million, compared to a net loss of approximately $1.8 million and use of cash in operations of approximately $1.2 million for the year ended December 31, 2019. As of December 31, 2020, we had a stockholders’ deficit of approximately $4.2 million.

The following is a more detailed discussion of our financial condition and results of operations for the period presented, along with prior periods.

Revenue

The following table presents our net revenues, by revenue source, and the period-over-period percentage change, for the period presented:

	Year Ended December 31,
	2020	2019
Revenue Source	Revenue	Revenue	% Change
Distributors	$438,745	$1,315,007	(67)%
Amazon	87,965	133,787	(34)%
Online Sales	55,190	93,124	(41)%
Gold Leaf Distribution	332,371	70,555	371%
Shipping	24,663	70,339	(65)%
Sales Returns and Allowances	(28,707)	(51,159)	(44)%
Net Revenues	$910,227	$1,631,653	(44)%

The following table presents our net revenues, by revenue source, as a percentage of total net revenues for the periods presented:

	Year Ended December 31,
Revenues	2020	2019
Distributors and Resellers	48%	81%
Amazon	10%	8%
Online Sales	6%	6%
Gold Leaf Distribution	37%	4%
Shipping	3%	4%
Sales Returns and Allowances	(3)%	(3)%

During the year ended December 31, 2020, we reported net revenues of approximately $910,200, which is a decrease of approximately $721,500, or approximately 44%, compared to net revenues of approximately $1.6 million for the year ended December 31, 2019. A decrease of approximately $917,200 was attributed to our Beverages Segment, while our Distribution Segment reported an increase in net revenue of approximately $249,300. We attribute a portion of the decrease in sales to the discontinuation of smaller distributor agreements in an effort to sign more favorable agreements with larger, reputable tier 1 and mid-size distributors and grocery chains. These contracts saw unforeseen delays and were additionally impacted by the COVID-19 pandemic during the fiscal year. The COVID-19 pandemic delayed the Company’s launch of a variety of new products during most of the 2020 fiscal year – drinks and non-drink line broadening items. We expect that revenue will increase in fiscal year 2021 compared to fiscal year 2020, as distribution by our current distributors, who were, and whose clients were, affected by COVID-19 has resumed and we expect to see fewer COVID-19 pandemic-related distribution impacts for the balance of fiscal year 2021. Based on those expectations, we now anticipate signing more favorable agreements with larger, reputable tier 1 and mid-size distributors that we had anticipated in our Beverage Segment for fiscal 2020.

Cost of Revenues

Cost of revenues consists primarily of expenses associated with products sold to distributors and resellers, including product and shipping costs. Costs also include credit card fees, fees incurred for sales that occur on Amazon.com, and other transaction fees related to the processing of consumer transactions. Typically, we expect that the cost of revenues will increase as a direct correlation to increases in sales. Thus, our cost of revenues increases on an absolute basis versus on a percentage of sales basis. At the same time, when sales increase, thereby increasing our orders with our co-packers, our cost of products decreases because of the volume discounts we receive from our co-packers.

During the year ended December 31, 2020, we reported cost of revenues of approximately $654,200, which is a decrease of approximately $659,900, or approximately 50%, compared to approximately $1.3 million for the year ended December 31, 2019. This decrease is attributed to a reduction in sales primarily in our Beverages Segment in 2020, compared to the prior year period. In addition, the cost of products decreased slightly because we increased our purchase quantities based on our sales expectations from the prior fiscal year. Our increased sales expectations were before the unforeseen impacts from COVID-19. As a result, as of December 31, 2020, we had significant inventory on-hand.

Selling, General and Administrative Expenses

SG&A expenses consist primarily of professional fees, salaries and wages, advertising, rent, travel expenses, sponsorships, and general office and administrative expenses related to maintaining our facilities.

SG&A expenses were approximately $2.6 million for the year ended December 31, 2020, compared to approximately $3.6 million in the year ended December 31, 2019, a decrease of $1 million, or approximately 27%. The decrease in SG&A expenses was primarily due to a decrease in bad debt expense of 99% attributed to our Beverages Segment; a decrease in professional fees of 87% attributed to our corporate-related activities; a decrease in advertising and promotion of 71% attributed to our Beverage Segment; a 56% decrease in sponsorship fees attributed to our Beverages Segment; and a 58% decrease in travel expenses attributed to our Beverages Segment. This decrease was offset by a significant increase in salaries and wages of 97% attributed to both our Beverages Segment and our Distribution Segment; a significant increase in legal and accounting fees of 2,476% attributed to our corporate-related expenses; an increase in vehicle expense of 410% attributed to our Distribution Segment; an increase of 100% in rent expense attributed to both our Beverages Segment and our Distribution Segment; and a 127% increase in fees to the OTCM attributed to corporate-related expenses.

Bad debt expense was approximately $41,700 in the year ended December 31, 2020, compared to approximately $1.5 million for the year ended December 31, 2019, a decrease of approximately $1.47 million, which was attributed to our Beverages Segment. This decrease was the result of an allowance for doubtful account that was allocated to a $1.5 million note receivable. Professional fees were approximately $105,600 in the year ended December 31, 2020, compared to approximately $811,500 for the year ended December 31, 2019, a decrease of approximately $705,900, which was attributed to our corporate-related activities. This decrease was the result of payments made in the prior year to a member of our Board pursuant to his agreement. Advertising and promotional fees were approximately $36,900 in the year ended December 31, 2020, compared to approximately $125,300 for the year ended December 31, 2019, a decrease of approximately $88,300, which was attributed to our Beverages Segment. This decrease was the result of decreased sales during the COVID-19 pandemic. Travel expenses were approximately $26,200 in the year ended December 31, 2020, compared to approximately $61,900 for the year ended December 31, 2019, a decrease of approximately $35,700, which was attributed to our Beverages Segment. This decrease was the result of a reduction in travel due to restrictions from the COVID-19 pandemic. Salaries and wages were approximately $1.4 million in the year ended December 31, 2020, compared to approximately $688,500 for the year ended December 31, 2019, an increase of approximately $669,800, of which approximately $616,000 was attributed to our Beverage Segment and an increase of approximately $53,700 was attributed to our Distribution Segment. This increase was the result of hiring additional personnel, who are essential and integral to our success. Legal and accounting fees were approximately $558,800 in the year ended December 31, 2020, compared to approximately $21,700 for the year ended December 31, 2019, an increase of approximately $537,100, which was attributed to our Common Stock becoming quoted on the OTCQB, rather than as historically quoted on the OTC Pink, and the filing of our Registration Statement with the SEC. Vehicle expenses were approximately $62,500 in the year ended December 31, 2020, compared to approximately $12,300 for the year ended December 31, 2019, an increase of approximately $50,200, which was attributed to our Distribution Segment, as the result of maintenance and fuel that were integral to our Distribution Segment as sales increased over the prior year. Rent expenses were approximately $199,300 for the year ended December 31, 2020, compared to approximately $101,600 for the year ended December 31, 2019, an increase of approximately $97,700. This increase was attributed to both our Beverages Segment and our Distribution Segment and the result of our moving to a larger warehouse facility that was necessary due to our anticipated growth. OTCM fees attributed to corporate-related expenses were approximately $63,800 for the year ended December 31, 2020, compared to approximately $28,100 for the year ended December 31, 2019, an increase of approximately $35,700. This increase was the result of fees paid to the OTCM for our Common Stock becoming quoted on the OTCQB, rather than as historically quoted on the OTC Pink.

We expect that as we expand our business operations and incur additional corporate-related expenses associated with our Common Stock being quoted on the OTCM and our becoming a fully registered issuer with the SEC under the Securities Exchange Act of 1934, SG&A expenses will increase for both our Beverages Segment and Distribution Segment.

Net Loss

We incurred a net loss of approximately $3.1 million for the year ended December 31, 2020, an increase of approximately $1.3 million compared to the previous year ending December 31, 2019, in which we incurred a net loss of approximately $1.8 million. This net loss is primarily due to the SG&A expenses related to our Beverages Segment and corporate-related expenses that are necessary for our growth, and other corporate-related expenses, which include interest expense related to the 2020 Warrant that we issued in May 2020 in connection with three Debentures and non-cash expense on our derivative liability. The fair value of the Debentures will be re-measured each reporting period until the Debentures are either converted or expire. In each reporting period during the term of the Debentures, the change in the fair value will either be recognized as a non-cash expense or non-cash income. The change in the fair value of the Debentures is not impacted by our actual operations but instead is strongly tied to the change in the market value of our Common Stock.

Segments – Twelve Months Ended December 31, 2020 and 2019

For the years ended December 31, 2020 and 2019, we had two reportable segments: (i) Beverages Segment and (ii) Distribution Segment. Amounts that are not allocated to either of these reportable segments is reported in “Corporate and Eliminations.” We evaluate performance and allocate resources based on net revenue, cost of revenues, and gross profit. Information regarding the operations of these reportable segments is as follows:

	Twelve Months Ended
Unaudited Segment Financial Data	December 31, 2020	December 31, 2019
Net revenue:
Beverages	$718,455	$1,635,669
Distribution	332,371	83,051
Corporate and Eliminations	(140,599)	(87,067)
Net revenue	$910,227	$1,631,653

Cost of Revenues:
Beverages	$492,096	$1,333,135
Distribution	249,780	68,012
Corporate and Eliminations	(87,699)	(87,067)
Cost of Revenues	$654,177	$1,314,080

Gross Profit:
Beverages	$226,359	$302,534
Distribution	82,591	15,039
Corporate and Eliminations	(52,900)	-
Gross Profit	$256,050	$317,573

Liquidity and Capital Resources

Going Concern

We have incurred operating losses since inception and have negative cash flow from operations since inception. As of December 31, 2020, we had a stockholders’ deficit of approximately $4.2 million and we incurred a net loss of approximately $3.1 million during the year ended December 31, 2020. We also utilized cash in operations of approximately $1.4 million during the year ended December 31, 2020. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flow from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations.

Our consolidated financial statements have been prepared on a going concern basis, which implies we may not continue to meet our obligations and continue our operations for the next fiscal year. The continuation of our Company as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until we begin generating positive cash flow.

There is no assurance that we will ever be profitable or that debt or equity financing will be available to us in the amounts, on terms, and at times deemed acceptable to us, if at all. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business, as planned, and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

Lines of Credit

Since inception, we have financed our operations primarily through internally generated funds, private sales of stock, accruals of compensation, and the use of our lines of credit. In summary, our lines of credit are as follows:

	Total Amount Available	Interest Rate (per annum)	Outstanding Principal Balance as of December 31, 2020	Accrued Interest as of December 31, 2020
Kona Gold Line of Credit #1 – Related Party	$1,500,000	3.75%	$1,369,651	$36,397
Kona Gold Line of Credit #2[a]	$400,000	3.75%	$398,470	$32,102
Gold Leaf Line of Credit – Related Party	$200,000	3.75%	$125,500	$3,545

[a]	This line of credit was provided by Matthew Nicoletti, an otherwise unaffiliated third party to whom we previously sold and issued certain shares of our Series B Preferred Stock (as then constituted) and Series C Preferred Stock (as then constituted), all of which have been converted into shares of our Common Stock and sold into the public market. Mr. Nicoletti is no longer the record or beneficial owner of any of our equity. There was no connection between our prior equity transactions with Mr. Nicoletti and our entry into this line of credit.

Notes Payable – Related Party

We had the following outstanding notes payable from a related party during the nine months ended September 30, 2020:

Note (1)	Issuance Date	Original Borrowing Amount	Interest Rate	Maturity Date	Largest Outstanding Balance since January 1, 2018	Outstanding Balance as of December 31, 2020
Long-term Loan – Kona Gold	October 31, 2018	$20,000	0%	April 4, 2021	$20,000	$8,500
Long-term Loan – Gold Leaf	February 19, 2019	$70,000	0%	March 15, 2021	$70,000	$59,500

(1)	Each of the notes payable was issued by us in favor of Robert Clark, our President, Chief Executive Officer, Secretary, and Chairman of our Board.

Note Receivable – Branded Legacy

On May 26, 2016, Robert Clark formed Elev8 Hemp, LLC, a Delaware limited liability company (“Elev8 Hemp”), on behalf of Ryan Medico, our then-Chief Financial Officer. Mr. Medico was the sole owner of and served as President of Elev8 Hemp.

In June 2016, we entered into a letter of intent with Elev8 Hemp to acquire it, such that it would become our wholly-owned subsidiary. Pursuant to the letter of intent, on June 7, 2016, we entered into an Acquisition Agreement with Elev8 Hemp (the “Elev8 Hemp Acquisition Agreement”), whereby we agreed to acquire 100% of the ownership of Elev8 Hemp and, in exchange, we agreed to issue to Mr. Medico five million restricted shares of our Common Stock, which had a fair market value of $50,000. The Elev8 Hemp Acquisition Agreement provided that, if we failed to adequately capitalize the development of Elev8 Hemp to complete its objectives set forth in its business plan, Mr. Medico would have the option until March 31, 2018 to repurchase Elev8 Hemp from us for a purchase price of $50,000, which could be paid in shares of our Common Stock.

On October 10, 2016, we entered into a Membership Interest Purchase Agreement (the “Membership Interest Purchase Agreement”) with Branded Legacy, to sell 100% of the issued and outstanding membership interests of Elev8 Hemp to Branded Legacy in consideration of Branded Legacy’s issuance to us of 200,000,000 shares of its common stock, par value $0.00001. In connection with this transaction, Mr. Medico became the Chief Executive Officer and sole director of Branded Legacy. The parties desired to enter into the Membership Interest Purchase Agreement because we did not have adequate capital to fund the development of Elev8 Hemp’s business, as well as our own. Until July 2018, Mr. Medico also continued to serve as our Chief Financial Officer.

On April 14, 2017, our Board declared a dividend to our stockholders of an aggregate of 53,196,608 shares of common stock of Branded Legacy. Our stockholders received one share of common stock of Branded Legacy for every 10 shares of our Common Stock held on the record date. On the record date, we had approximately 104 stockholders, all of whom received this dividend. After the payment of the dividend, we held 146,803,392 shares of common stock of Branded Legacy.

On March 6, 2018, we entered into a Securities Exchange and Settlement Agreement (the “First Exchange Agreement”) with Branded Legacy. Pursuant to the First Exchange Agreement, we exchanged with Branded Legacy the remaining 146,803,392 shares of its common stock held by us for 2,746,723 shares of Branded Legacy’s Series D preferred stock. The shares of Series D preferred stock were initially convertible into 164,803,380 shares of Branded Legacy’s common stock.

On November 26, 2019, we entered into a second Securities and Exchange Agreement with Branded Legacy, whereby we exchanged the 2,746,723 shares of Branded Legacy’s Series D preferred stock for its 10-year Promissory Note in our favor in the original principal amount of $1,500,000 (the “Branded Legacy Note”). The Branded Legacy Note is unsecured, non-convertible, and all principal and accrued and unpaid interest thereon is due and payable on November 27, 2029.

In more recent discussions with our independent registered public accounting firm, we determined that the Branded Legacy Note should be classified as a note receivable on our balance sheets as of December 31, 2020 and 2019, with a full reservation due to current doubts about collectability due to the dollar amount and duration of the term of the Branded Legacy Note, rather than disclosing the note receivable as an “investment” but not recording it on the balance sheets. Because of this re-classification, the Banded Legacy Note is no longer an off-balance sheet arrangement.

Paycheck Protection Promissory Note and Economic Injury Disaster Loan

On May 4, 2020, we entered into a Paycheck Protection Promissory Note in the original principal amount of $95,161 (the “PPP Loan”) with Wells Fargo Bank, N.A. The PPP Loan was made under, and is subject to, the terms and conditions of the Paycheck Protection Program (the “PPP”), which was established as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. The PPP provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The current term of the PPP Loan is two years, with a maturity date of May 6, 2022 and it contains a favorable fixed annual interest rate of 1.00%. Payments of principal and interest on the PPP Loan are deferred for the first six months of the term of the PPP Loan, or November 2020. Thereafter, principal and interest are payable monthly and may be prepaid by us at any time prior to maturity with no prepayment penalties.

Under the terms of the CARES Act, recipients can apply for and receive forgiveness for all, or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs, mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during a certain time period following the funding of the PPP Loan. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. We have used the proceeds of the PPP Loan for salaries and wages, building lease expense, and utilities. However, no assurance is provided that we will be able to obtain forgiveness of the PPP Loan in whole or in part.

In May 2020, we also received an advance in the amount of $7,000 as part of the Economic Injury Disaster Loan program offered by the U.S. Small Business Administration. This advance was received after we filed our application with regarding to the PPP. The advance was not included in any of the documentation related to the PPP Loan. We are in the process of determining how this advance will be included as part of the PPP Loan forgiveness.

2020 Securities Purchase Agreement

In May 2020, the Company completed the 2020 Private Placement of the 2020 Debentures and the 2020 Warrant pursuant to the 2020 SPA. The Company sold and issued the First 2020 Debenture and granted the 2020 Warrant promptly after entering in the 2020 SPA. The Company sold and issued the Second 2020 Debenture promptly after filing the 2020 Registration Statement initially with the SEC. The Company sold and issued the Third 2020 Debenture promptly after the SEC declared the Registration Statement effective. The 2020 Debentures are due 12 months from their respective issuance dates and are secured by all of the Company’s assets and the assets of each of its subsidiaries pursuant to that certain Security Agreement by and among the Selling Stockholder, the Company’s subsidiaries, and the Company. Initially, the 2020 Debentures are convertible at the lower of (i) the fixed conversion price, which is $0.05 per share, subject to adjustment (the “2020 Fixed Conversion Price”), or (ii) 80% of the lowest daily volume weighted average price (“VWAP”) of our Common Stock during the 15 trading days immediately preceding the conversion date, subject to adjustment (the “2020 Market Conversion Price”). The 2020 Debentures contain an adjustment provision that, subject to certain exceptions, reduces the conversion price if the Company issues shares of its Common Stock or common stock equivalents at a price lower than the then-current conversion price of the 2020 Debentures. Any stock splits, reverse stock splits, recapitalizations, mergers, combinations and asset sales, stock dividends, and similar events will also result in an adjustment of the conversion price of the 2020 Debentures. The 2020 Debentures are subject to a “conversion blocker” such that the Selling Stockholder cannot convert any portion of the 2020 Debentures that would result in the Selling Stockholder and its affiliates holding more than 4.99% of the then-issued and outstanding shares of the Common Stock following such conversion (excluding, for purposes of such determination, shares of the Common Stock issuable upon conversion of the 2020 Debentures or exercise of the 2020 Warrant that had not then been converted or exercised, respectively). The Selling Stockholder can increase that 4.99% “conversion blocker” to 9.99% upon at least 65 days’ prior written notice to the Company. The 2020 Debentures accrue interest at an annual rate equal to 8% and are due and payable on their respective maturity dates (or sooner if the Selling Stockholder converts the 2020 Debentures or otherwise accelerates the maturity date, as provided for in the 2020 Debentures). Interest is payable either in cash or, if certain Equity Conditions (as defined in the 2020 Debentures) are then satisfied, in shares of the Common Stock at the 2020 Market Conversion Price on the trading day immediately prior to the date paid.

At the Company’s option, it has the right to redeem, in part or in whole, the outstanding principal and interest under the 2020 Debentures prior to their respective maturity dates; provided, that, as of the date of the holder’s receipt of the redemption notice, (i) the VWAP of the Common Stock is less than the 2020 Fixed Conversion Price, initially $0.05 per share, and (ii) there is no Equity Conditions failure. The Company must pay an amount equal to the principal amount being redeemed plus outstanding and accrued interest thereon, as well as a redemption premium equal to 15% of the outstanding principal amount being redeemed (the “Redemption Premium”). The Company must provide the holder 15 business days’ advance notice of its intent to make a redemption, setting forth the amount of principal and interest we desire then to redeem plus the applicable Redemption Premium.

The 2020 Debentures contain an adjustment provision that, subject to certain exceptions, reduces the conversion price if the Company issues shares of the Common Stock or common stock equivalents at a price lower than the then-current conversion price of the 2020 Debentures. Any stock splits, reverse stock splits, recapitalizations, mergers, combinations and asset sales, stock dividends, and similar events will also result in an adjustment of the conversion price of the 2020 Debentures.

Pursuant to the terms of the Registration Rights Agreement, the Company agreed to file the Registration Statement with the SEC registering for resale the Conversion Shares and the Warrant Shares within 45 calendar days following the closing of the 2020 Private Placement. The Company also agreed, among other things, to indemnify the Selling Stockholder from certain liabilities and to pay all fees and expenses incurred by the Company in connection with the registration of the Conversion Shares and the Warrant Shares held by the Selling Stockholder.

Pursuant to the 2020 SPA, the purchase price for the First 2020 Debenture was $250,000, less $15,000 for origination fees, which consisted of the “original issue discount” of $10,000 and $5,000 as a structuring fee. On December 23, 2020, the Company converted $100,000 of the principal of, and $12,274 of accrued interest on, the First 2020 Debenture into 8,255,438 shares of the Company’s common stock, see Note 11, equity transactions. At December 31, 2020, the principal balance of the First 2020 Debenture is $150,000.

Pursuant to the 2020 SPA, the purchase price for the Second 2020 Debenture was $250,000, less $10,000 for origination fees, which consisted of the “original issue discount” of $10,000 fee. At December 31, 2020, the principal balance of the Second 2020 Debenture is $250,000.

Pursuant to the 2020 SPA, the purchase price for the Third 2020 Debenture was $500,000, less $20,000 for origination fees, which consisted of the “original issue discount” of $20,000 fee. At December 31, 2020, the principal balance of the Third 2020 Debenture is $500,000.

Derivative Liability

The 2020 Debentures have been accounted for utilizing ASC 815. The Company has incurred a liability for the estimated fair value of the First 2020 Debenture. The estimated fair value of the 2020 Debentures has been calculated using the Black-Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance, with the valuation offset against additional paid in capital, and at each reporting date, with changes in fair value recorded as gains or losses on revaluation in other income (expense). The Company identified embedded features in the 2020 Debentures, which caused the 2020 Debentures to be classified as a liability. These embedded features included the right for the holder to request for the Company to settle the amounts owed pursuant to the 2020 Debentures to the holder by paying an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of the 2020 Debentures on the date of the consummation of a fundamental transaction. The accounting treatment of derivative financial instruments requires that the Company treat the whole instrument as liability and record the fair value of the instrument as a derivative as of the inception date of the instrument and to adjust the fair value of the instrument as of each subsequent balance sheet date.

The derivative liabilities were valued using Black-Scholes pricing model with the following average assumptions:

December 31, 2020
Stock Price	$0.0340
Exercise Price	$0.0332
Expected Life	1
Volatility	105%
Dividend Yield	0%
Risk-Free Interest Rate	2.30%

Fair Value	$361,152

The following table summarizes the changes in the Company’s assets and liabilities measured at fair value as of December 31, 2020:

	December 31, 2020	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Convertible promissory notes with embedded conversion option	$361,152		$361,152
Total	$361,152		$361,152

The following table sets forth a summary of change in fair value of the Company’s derivative liabilities for the year ended December 31, 2020:

Fair value, January 1, 2020	$-
Change in fair value of embedded conversion features of debenture included in earnings	-
Embedded conversion option liability recorded in connection with the issuance of debenture	148,628
Fair value, June 30, 2020	$148,628
Change in fair value of embedded conversion features of debenture included in earnings	(39,725)
Embedded conversion option liability recorded in connection with the issuance of debentures	108,903
Fair value, September 30, 2020	$217,806
Change in fair value of embedded conversion features of debenture included in earnings	(69,051)
Embedded conversion option liability recorded in connection with the issuance of debentures	212,397
Fair value, December 31, 2020	$361,152

Warrant

The Company also granted the 2020 Warrant to purchase up to an aggregate of 20 million shares of the Common Stock. The 2020 Warrant has a three-year term and is immediately exercisable at an exercise price of $0.05 per share, subject to adjustment. If the Company fails to maintain an effective registration statement with the SEC covering the resale of the 2020 Warrant Shares, or if an Event of Default (as defined below) has occurred and is continuing, then the holder may exercise the 2020 Warrant on a “cashless” basis. “Event of Default” means an event of default under the 2020 SPA or the 2020 Debentures.

The 2020 Warrant contains an adjustment provision that, subject to certain exceptions, reduces the exercise price if the Company issues shares of our Common Stock or common stock equivalents at a price lower than the then-current exercise price of the 2020 Warrant. Any stock splits, reverse stock splits, recapitalizations, mergers, combinations and asset sales, stock dividends, and similar events will also result in an adjustment of the exercise price of the 2020 Warrant.

The 2020 Warrant is subject to an “exercise blocker” such that the Selling Stockholder cannot exercise any portion of the 2020 Warrant that would result in the Selling Stockholder and its affiliates holding more than 4.99% of the then-issued and outstanding shares of the Common Stock following such exercise (excluding, for purposes of such determination, shares of the Common Stock issuable upon exercise of the 2020 Warrant or conversion of the 2020 Debentures that had not then been exercised or converted, respectively). The Selling Stockholder can increase that 4.99% “exercise blocker” to 9.99% upon at least 65 days’ prior written notice to the Company.

During the year ended December 31, 2020, the Company granted the 2020 Warrant that was immediately exercisable for up to 20,000,000 shares of Common Stock. The 2020 Warrant was fully expensed as an interest expense related to the 2020 Warrant issued in connection with the consummation of the transactions contemplated by the 2020 SPA, and no liability was recorded as of December 31, 2020.

Cash Flows

In summary, our use of cash has been as follows:

For the Year Ended December 31, 2020
Net cash used in operating activities	$(1,370,123)
Net cash used in investing activities	$(51,366)
Net cash provided by financing activities	$1,498,435

Operating Activities

Cash provided by or used in operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, interest expense related to the Warrant issued in the Private Placement, and the effect of changes in working capital and other activities. Cash used in operating activities for the year ended December 31, 2020 was approximately $1.4 million and consisted of a net loss of approximately $3.1 million, adjustments for non-cash items, including adjustments related to the issuance of shares of our Common Stock for a sponsorship as well as compensation, interest expense related to the Warrant, and depreciation of approximately $800,400, and approximately $955,100 provided by working capital and other activities.

Investing Activities

Cash used in investing activities for year ended December 31, 2020 was approximately $51,400 and was attributable to capital expenditures.

Financing Activities

Cash provided by financing activities for year ended December 31, 2020 was approximately $1.4 million and was due to proceeds from lines of credit of approximately $403,000, proceeds from convertible debt of approximately $1.0 million, proceeds from the PPP Loan of approximately $95,000, and $12,000 was used to pay principal on a note payable.

Non-Cash Investing and Financing Activities

For the year ended December 31, 2020, there were no non-cash investing and financing activities.

Off-Balance Sheet Arrangements

 None.

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable, inventories, valuation of intangible assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies that we follow are set forth in Note 2, Summary of Significant Accounting Policies, of our consolidated financial statements for the year ended December 31, 2020. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the consolidated financial statements.

Leases

On January 1, 2019, we adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update 2016-02, Leases (Topic 842) (“ASC Topic 842”), which requires an entity to recognize a liability and corresponding asset for leases that meet certain criteria. We applied ASC Topic 842 using the modified retrospective approach. Under this approach, we applied the new standards to all new leases, and leases which have remaining obligations for financial statements issued for fiscal years beginning after December 15, 2018. We elected the package of practical expedients permitted under the transition guidance, which allowed us to carryforward historical lease classification, and not reassess (i) whether a contract was or contained a lease, and (ii) initial direct costs for any leases that existed prior to January 1, 2019. Under this method, we did not restate comparative periods in our financial statements. We present right-of-use assets resulting from leases separately from other assets as noncurrent, and amortized accordingly. The corresponding lease liabilities are presented separately from other liabilities on the accompanying balance sheets.

We recognize a right-of-use asset and a lease liability at the lease commencement date. The right-of-use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for any lease payments made at or before the commencement date, plus any initial direct costs incurred. The amortization period for the right-of-use asset is from the lease commencement date to the earlier of the end of the lease term or the end of the useful life of the asset.

The lease liability is initially measured at the present value of the lease payments that are not paid at the commencement date, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the incremental borrowing rate or the risk-free rate with the election of the practical expedient. We have elected to use the risk-free rate.

Please refer to Note 15, Lease Liabilities, to our consolidated financial statements for the year ended December 31, 2020 for additional information related to our right-of-use assets and lease liabilities.

Revenue Recognition and Deferred Revenue

We sell our products, which includes our hemp energy drink, CBD energy water, CBD water, and logo apparel, to online customers or through resellers and distributors. In evaluating the timing of the transfer of control of products to customers, we consider several indicators, including significant risks and rewards of products, our right to payment, and the legal title of the products. We recognize revenue from product sales to customers, distributors, and resellers when products that do not require further services by us are shipped, when there are no uncertainties surrounding customer acceptance, and when collectability is reasonably assured. Sales are made to customers under terms allowing certain limited rights of return. Amounts billed to customers in sales transactions related to shipping and handling, represent revenues earned for the goods provided and are included in net sales. Costs of shipping and handling are included in cost of products sold.

We also sell our products, and beverages purchased for resale from several other beverage manufacturers, to convenience stores, grocery stores, and smoke and gift shops. In evaluating the timing of the transfer of control of products to customers, we consider several indicators, including significant risks and rewards of products, our right to payment, and the legal title of the products. We recognize revenue from product sales to resellers when products that do not require further services by us are shipped or delivered, when there are no uncertainties surrounding customer acceptance and when collectability is reasonably assured. Cash received by us prior to shipment is recorded as deferred revenue. Sales are made to customers under terms allowing certain limited rights of return. Amounts billed to customers in sales transactions related to shipping and handling, represent revenues earned for the goods provided and are included in net sales. Costs of shipping and handling are included in cost of products sold.

On January 1, 2019, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC Topic 606”). The underlying principle of ASC Topic 606 is to recognize revenue to depict the transfer of goods or services to a customer at the amount expected to be collected. The implementation of Topic ASC 606 had no impact on the prior period financial statements and no cumulative effect adjustment was recognized.

To apply these principles, ASC Topic 606 outlines a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes:

1.	Identifying the contract(s) or agreement(s) with a customer;

2.	Identifying the separate performance obligations in the contract or agreement;

3.	Determining the transaction price;

4.	Allocating the transaction price to the separate performance obligations in the contract or agreement; and

5.	Recognizing revenue as each performance obligation is satisfied.

Pursuant to ASC Topic 606, we recognize revenue when performance obligations under the terms of a contract are satisfied, which occurs typically upon the transfer of control, including the risks and rewards of ownership. With respect to us, performance is deemed to occur upon shipment or delivery of products to our customers based on the written contract terms, which is also when control is transferred.

We evaluated the guidance in ASC 606-10-50-5 and the related implementation guidance to determine disaggregation of revenues that would be meaningful. The majority of our revenue earned from our Beverages Segment and our Distribution Segment is recognized when we satisfy a single performance obligation by transferring control of our products to a customer. We do not have significant financing components or payment terms, and we do not have any material unsatisfied performance obligations. Our revenues are obtained in similar geographical locations within the United States. Furthermore, the operations in each of our reporting segments are expected to have essentially the same future prospects, similar gross margins, sales trends, and the nature of our products and customers are essentially the same. The sales from our beverage product types are organized as one reportable segment, which we refer to as the Beverages Segment, and the sales of our products and products that are purchased from resellers that are distributed by Gold Leaf is organized as our second reportable segment, which we refer to as the Distribution Segment. We have also determined that disaggregated revenue by net sales by revenue source would be meaningful and allow investors to understand our business activities, historical performance, or future prospects. Disaggregated sales by revenue source, which includes sales to distributors, online sales, sales through Amazon, and Gold Leaf distribution sales. This is the same information used by our Chief Operating Decision Maker for evaluating the financial performance of our operations and making resource decisions. We also sell merchandise and apparel that comprises approximately 1% of our gross annual sales, and solely exists to promote our beverages. Therefore, our merchandise and apparel products are not a reportable segment. Merchandise and apparel sales are included with the gross sales for our Beverages Segment.

Accounts Receivable and Allowance for Doubtful Account Receivable

Accounts receivable are recorded at net realizable value. We determine provisions for uncollectible accounts, sales returns, and claims based upon factors including the credit risk and activity of specific distributors and resellers, historical trends, and other information. If we become aware of a specific distributor’s or reseller’s inability to meet its financial obligations, bad debt charges are recorded based on an overall assessment of past due accounts receivable outstanding. In the opinion of management, a provision was deemed necessary for uncollectible accounts.

Inventory

The cost of inventory using the standard cost method, which approximates actual cost based on a first-in, first-out method. Our inventories are valued at the lower of cost or net realizable value. Our inventory consists almost entirely of finished and unfinished goods, and freight, which include CBD energy waters, CBD waters, hemp energy drinks, cans for production, and merchandise and apparel. We periodically evaluate and adjust inventories for obsolescence. In the opinion of management, no provision for obsolescence is deemed necessary. The shelf life of all beverage inventory is two years, and as of December 31, 2020, we had approximately $660,500 of product in inventory, which was a decrease of approximately $26,400, compared to approximately $686,900 at December 31, 2019. We expect the balance of inventory to increase in direct relation to the increase in sales that we expect. See Note 2, Summary of Significant Accounting Policies, Subsection F, Inventories, of our consolidated financial statements for the year ended December 31, 2020, for an additional description of our inventory that had a material effect on our consolidated financial statements.

Goodwill and Intangible Assets

Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. We have selected December 31 as the date to perform the annual impairment test.

Intangible assets represent both indefinite lived and definite lived assets. Trademarks are deemed to have definite useful lives of ten years, are amortized, and are tested annually for impairment. Intangible assets are reported on the balance sheet at cost less accumulated amortization. We have selected December 31 as the date to perform the annual impairment test. See Note 2, Summary of Significant Accounting Policies, Subsection H, Goodwill and Intangible Assets, of our consolidated financial statements for the year ended December 31, 2020, for an additional description of intangible assets that had a material effect on our consolidated financial statements.

Stock-Based Compensation

FASB’s ASC Topic 718, Stock Compensation (formerly, FASB Statement 123R), prescribes accounting and reporting standards for all stock-based payment transactions in which employee and non-employee services are acquired. We measure the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Fair value for restricted stock awards is valued using the closing price of our Common Stock on the date of grant. For our 2020 and 2019 fiscal years, we recognized stock-based compensation expense of approximately $1.1 million, and $1.1 million, respectively. For the first nine months of our 2020 and 2019 fiscal years, we recognized stock-based compensation expense of approximately $478,600 and $1.1 million, respectively. We had a balance in accrued stock-based compensation at December 31, 2020 and 2019 of approximately $1.4 million, respectively. See Note 6, Stock-Based Compensation, of our consolidated financial statements for the year ended December 31, 2019 for an additional description of our stock-based compensation that had a material effect on our consolidated financial statements.

Related Party Transactions

See Note 8, Related Party Transactions, to our consolidated financial statements for the year ended December 31, 2020 for an additional description of related party transactions that had a material effect on our consolidated financial statements.

Emerging Growth Company Status

On April 5, 2012, the JOBS Act, was enacted. The JOBS Act provides that, among other things, an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. As an emerging growth company, we have irrevocably elected to take “opt out” of taking advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth public companies on a case-by-case basis.

We intend to rely on certain of the other exemptions and reduced reporting requirements provided by the JOBS Act. As an emerging growth company, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b), and (ii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis).

We will remain an emerging growth company until the earlier to occur of (1) the last day of our fiscal year (a) following the fifth anniversary of the completion of this offering, (b) in which we have total annual gross revenues of at least $1.07 billion, or (c) in which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our common shares that is held by non-affiliates exceeds $700 million as of the last day of our second quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

We are also a “smaller reporting company” meaning that the market value of our stock held by non-affiliates plus the proposed aggregate amount of gross proceeds to us as a result of this offering is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company after this offering if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, Subsection S, Recently Issued Accounting Pronouncements, to our consolidated financial statements for the year ended December 31, 2020 for a discussion of recent accounting pronouncements.

S AND S BEVERAGE INC.

The following discussion and analysis of the results of operations and financial condition for the year ended December 31, 2020 and should be read in conjunction with the financial statements and related notes and the other financial information that are included elsewhere herein. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements,” and “Description of Business” sections herein. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained herein. All statements that express expectations, estimates, forecasts, or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements.

We undertake no obligation to update or revise any of the forward-looking statements to confirm forward-looking statements to actual results. Important factors on which such statements are based are assumptions concerning uncertainties, including, but not limited to, uncertainties associated with the following:

●	Inadequate capital and barriers to raising the additional capital or to obtaining the financing needed to implement our business plans;

●	Our failure to earn revenues or profits;

●	Potential fluctuation in our financial results;

●	Rapid and significant changes in markets;

●	Litigation with or legal claims and allegations by outside parties;

●	Impacts from the COVID-19 pandemic; and

●	Insufficient revenues to cover operating costs.

The following discussion should be read in conjunction with the financial statements and the notes thereto which are included herein. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ substantially from those anticipated in any forward-looking statements included in this discussion as a result of various factors.

Results of Operations

Fiscal Year Ended December 31, 2020 compared to the Fiscal Year Ended December 31, 2019

Overview

We sell our Lemin Superior Lemonade, now named OOH LA Lemin. Our business was formed in 2018 and net revenues increased from $278,000 in our initial year of operations to approximately $865,000 in fiscal year 2019, our first full year of operations. The COVID-19 pandemic resulted in reduced net revenues for our 2020 fiscal year. We anticipate that growth in our business will restart in 2021 as the effects of the pandemic begin to recede and by virtue of our acquisition by Kona Gold. For fiscal year 2020, we had net revenues of approximately $343,000, a decrease of approximately $522,000 from fiscal year 2019.

Our decrease in revenue is primarily due to the effects of the COVID-19 pandemic. The following is a more detailed discussion of our financial condition and results of operations for the period presented.

Revenue

The decrease in our net revenues from our 2020 fiscal year to our 2019 fiscal year resulted primarily from the effects of the COVID-19 pandemic.

Cost of Revenue

Cost of revenue consist primarily of expenses associated with the products sold to distributors and resellers and consumers, including product and shipping costs. Typically, we expect that the cost of revenue will increase overall as a direct correlation to increases in sales. However, due to the decrease in sales, we had a correlating decrease in the cost of revenue.

Cost of revenue for our 2020 fiscal year was approximately $340,000 (or 99% of net revenues), which was a decrease of approximately $279,000, or 55%, compared to our 2019 fiscal year, in which cost of revenue was approximately $619,000 (or 72% of net revenues). This decrease is directly related to the $522,000 decrease in net revenues.

We expect cost of revenue as a percentage of net revenues to rebound to 2019 levels, if not to improve by virtue of the expected receding effects of the COVID-19 pandemic and our acquisition by Kona Gold.

Selling, General and Administrative Expenses

SG&A expenses consist primarily of professional fees, salaries and wages, advertising, travel expenses, and general office and administrative expenses related to maintaining our operations.

SG&A expenses decreased by approximately $403,000 to approximately $607,000 in our 2020 fiscal year, from approximately $1.01 million in our 2019 fiscal year. The decrease in SG&A expenses was primarily due to our attempts to reduce our expenses in response to the reduction in net revenues in fiscal year 2020.

Net Loss

We incurred a net loss of approximately $628,000 in our 2020 fiscal year, a decrease of $147,000, as compared to a net loss of approximately $775,000 in our 2019 fiscal year. This year-over-year decrease in net loss is primarily due to the $403,000 decrease in SG&A expenses more than offsetting the $243,000 decrease in gross profit. We expect that both gross profit and SG&A expenses will increase on a going forward basis by virtue of the expected receding effects of the COVID-19 pandemic and our acquisition by Kona Gold.

Going Concern

We have incurred operating losses since inception and have negative cash flow from operations since inception. As of December 31, 2020, we had a stockholders’ deficit of approximately $656,000 and we incurred a net loss of approximately $628,000 during the fiscal year ended December 31, 2020. We also utilized cash in operations of approximately $584,000 during the fiscal year ended December 31, 2020. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flow from operations to meet our obligations. We believe that our acquisition by Kona Gold will provide sufficient financing to continue our operations.

Our financial statements have been prepared on a going concern basis, which implies we may not continue to meet our obligations and continue our operations for the next fiscal year.

There is no assurance that we will ever be profitable or that our acquisition by Kona Gold will provide sufficient financing to sustain and increase our operations in accordance with our business plan. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

Notes Payable – Related Party

We had the following outstanding notes payable from a related party during the year ended December 31, 2020:

•	Initial principal balance of $200,000 and 8% interest per annum (incurred in 2018 fiscal year). At December 31, 2020, the principal balance was $113,761.

•	Initial principal balance of $612,700 and 8% interest per annum (incurred in 2019 fiscal year). At December 31, 2019, the principal balance was $200,000.

•	Initial principal balance of $300,000 and 2% interest per annum (incurred in 2020 fiscal year). At December 31, 2020, the principal balance was $300,000.

•	Initial principal balance of $200,000 and 0% interest per annum (incurred in 2020 fiscal year). At December 31, 2020, the principal balance was $198,000.

•	Initial principal balance of $25,000 and 8% interest per annum (incurred in 2020 fiscal year). On November 30, 2020, this debt was forgiven.

The future maturities of the related parties’ notes payable are as follows:

December 31, 2021 – December 31, 2022	$-
November 1, 2023	798,261
$798,261

In connection with the acquisition of the Company by Kona Gold, all outstanding notes payable are being repaid in accordance with the schedule set forth in the acquisition agreement.

Cash Flows

In summary, our use of cash has been as follows:

For the Twelve Months Ended December 31, 2020
Net cash used in operating activities	$(584,438)
Net cash used in investing activities	$0
Net cash provided by financing activities	$548,001

Operating Activities

Cash provided by or used in operating activities for the year ended December 31, 2020 was approximately $585,000, which consisted of the net amounts of cash provided by or used in accounts receivable, inventory, accounts payable, interest payable, and customer payments.

Investing Activities

We did not have any cash provided by or used in investing activities for the year ended December 31, 2020.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2020 was approximately $548,000, all of which was due to notes payable from related parties.

Non-Cash Investing and Financing Activities

For the year ended December 31, 2020, there were no non-cash investing and financing activities.

Off-Balance Sheet Arrangements

 None.

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable, inventories, valuation of intangible assets, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies that we follow are set forth in Note 2, Summary of Significant Accounting Policies, of our financial statements for the year ended December 31, 2020, as included in our financial statements. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

Revenue Recognition

We sell our Lemin Superior Lemonade through resellers and distributors. In evaluating the timing of the transfer of control of products to our distributors and resellers, we consider several indicators, including significant risks and rewards of products, our right to payment, and the legal title of the products. We recognize revenue from product sales to distributors and resellers when products that do not require further services by us are shipped, when there are no uncertainties surrounding product acceptance, and when collectability is reasonably assured.

On January 1, 2019, we adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC Topic 606”). The underlying principle of ASC Topic 606 is to recognize revenue to depict the transfer of goods or services to a customer at the amount expected to be collected. The implementation of Topic ASC 606 had no impact on the prior period financial statements and no cumulative effect adjustment was recognized.

To apply these principles, ASC Topic 606 outlines a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes:

1.	Identifying the contract(s) or agreement(s) with a customer;

2.	Identifying the separate performance obligations in the contract or agreement;

3.	Determining the transaction price;

4.	Allocating the transaction price to the separate performance obligations in the contract or agreement; and

5.	Recognizing revenue as each performance obligation is satisfied.

Pursuant to ASC Topic 606, we recognize revenue when performance obligations under the terms of a contract are satisfied, which occurs typically upon the transfer of control, including the risks and rewards of ownership. With respect to us, performance is deemed to occur upon shipment or delivery of products to our customers based on the written contract terms, which is also when control is transferred.

We evaluated the guidance in ASC 606-10-50-5 and the related implementation guidance to determine disaggregation of revenues that would be meaningful. The majority of our revenue earned from our Beverages Segment and our Distribution Segment is recognized when we satisfy a single performance obligation by transferring control of our products to a customer. We do not have significant financing components or payment terms, and we do not have any material unsatisfied performance obligations. Our revenues are obtained in similar geographical locations within the United States. Furthermore, the operations in each of our reporting segments are expected to have essentially the same future prospects, similar gross margins, sales trends, and the nature of our products and customers are essentially the same. The sales from our beverage product types are organized as one reportable segment, which we refer to as the Beverages Segment, and the sales of our products and products that are purchased from resellers that are distributed by Gold Leaf is organized as our second reportable segment, which we refer to as the Distribution Segment. We have also determined that disaggregated revenue by net sales by revenue source would be meaningful and allow investors to understand our business activities, historical performance, or future prospects. Disaggregated sales by revenue source, which includes sales to distributors, online sales, sales through Amazon, and Gold Leaf distribution sales. This is the same information used by our Chief Operating Decision Maker for evaluating the financial performance of our operations and making resource decisions.

Accounts Receivable and Allowance for Doubtful Account Receivable

Accounts receivable are recorded at net realizable value. We determine provisions for uncollectible accounts, sales returns, and claims based upon factors including the credit risk and activity of specific distributors and resellers, historical trends, and other information. If we become aware of a specific distributor’s or reseller’s inability to meet its financial obligations, bad debt charges are recorded based on an overall assessment of past due accounts receivable outstanding. In the opinion of management, a provision was deemed necessary for uncollectible accounts. Approximately $24,000 and -0- were recorded for bad debt in the accompanying statements of income years ending December 31, 2020 and 2019, respectively. Management will review annually to determine provisions and record an allowance as deemed necessary. In the opinion of management, no provision is deemed necessary for sales returns and, but for the fiscal year 2020 allowance for bad debt, all accounts were deemed collectible at December 31, 2020 and 2019, respectively. The balance of allowance for Uncollectible Accounts as of December 31, 2020 and 2019 is $24,280 and $0, respectively.

Inventory

Our inventory is valued at the lower cost or net realizable value. At the end of fiscal year 2020, our inventory consisted almost entirely of finished goods (approximately $235,000), an increase of $90,000 from finished goods inventory at the end of the prior year (approximately $144,000). Ram materials inventory decreased by $81,000 between the years. The increase in finished goods inventory and the decrease in in raw materials inventory is primarily due to the effects of the COVID-19 pandemic (decreased net revenues and related decrease in purchases of raw materials). We periodically evaluate and adjust inventories for obsolescence. In the opinion of management, no provision for obsolescence is deemed necessary. As of the balance sheet dated December 31, 2020 and December 31, 2019, all inventory is current.

Related Party Transactions

See Note 4, Related Party Transactions, to our financial statements for the year ended December 31, 2020 for an additional description of related party transactions that had a material effect on our financial statements.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, Subsection P, Recently Issued Accounting Pronouncements, to our financial statements for the year ended December 31, 2020 included in our financial statements for a discussion of recent accounting pronouncements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Kona Gold Beverage, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kona Gold Beverage, Inc. as of December 31, 2020 and 2019, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 19 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S BF Borgers CPA PC
BF Borgers CPA PC

We have served as the Company’s auditor since 2018
Lakewood, CO

April 14, 2021

Kona Gold Beverage, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEET - December 31,

	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$113,168	$36,223
Accounts receivable, net of allowance for doubtful accounts of $3,967 and $5,019, respectively	-	63,593
Other receivables	14,876	14,876
Inventory	660,504	686,922
Other current assets	5,572	2,943
Total current assets	794,120	804,557

NON-CURRENT ASSETS
Property, plant and equipment, net	167,872	142,406
Right-of-use asset, net	912,993	338,304
Intangible property, net	69,488	77,663
Note receivable, net of allowance $1,500,000 and $0, respectively	-	-
Deposit	6,500	6,500
Total non-current assets	1,156,853	564,873
Total assets	$1,950,973	$1,369,430

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$208,599	$23,438
Amounts owed to customers	10,508	-
Credit card payables	19,469	5,364
Current note payable - related party	12,000	12,000
Current lease liability	149,407	71,032
Convertible debt	900,000	-
Derivative liability	361,152	-
Accrued compensation	257,500	-
Accrued stock compensation	1,386,497	1,386,500
Accrued liabilities	81,624	17,312
Total current liabilities	3,386,756	1,515,646

NON-CURRENT LIABILITIES
Line of credit	398,470	398,470
Line of credit - related party	1,495,151	1,092,151
Note payable - related party, net of current	56,000	68,000
PPP note payable	95,161	-
Lease liability, net of current	763,586	286,139
Total liabilities	6,195,124	3,360,406

COMMITMENTS AND CONTINGENCIES (NOTE 13)

STOCKHOLDERS’ DEFICIT
Preferred Stock Series A, $.00001 par value, 0 shares authorized, 0 and 4,000,000 issued, and outstanding, respectively	-	40
Preferred Stock Series B, $.00001 par value, 1,200,000 shares authorized, 488,000 issued and outstanding, respectively	5	5
Preferred Stock Series C, $.00001 par value, 250 and 3,300,00 shares authorized, 140 and 0 issued, and outstanding, respectively	-	-
Preferred Stock Series D, $.00001 par value, 500,000 shares authorized, 500,000 issued, and outstanding, respectively	5	5
Common Stock, $.00001 par value, 2,500,000,000 authorized, 786,308,041 and 763,967,603, issued and outstanding, respectively	7,863	7,640
Additional paid-in capital - warrants	281,565	-
Additional paid-in capital	4,746,447	4,155,775
Accumulated deficit	(9,280,036)	(6,154,441)
Total stockholders’ deficit	(4,244,151)	(1,990,976)
Total liabilities and stockholders’ deficit	$1,950,973	$1,369,430

See notes to financial statements

Kona Gold Beverage, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	December 31,
	2020	2019
REVENUES, NET OF SALES, RETURNS, AND ALLOWANCES OF $28,707 AND $51,159, RESPECTIVELY	$910,227	$1,631,653
COST OF REVENUES	654,177	1,314,080
Gross profit	256,050	317,573

OPERATING EXPENSES
Selling, general and administrative expenses	2,594,725	2,074,448
Bad Debt Expense	20,099	1,514,160
Income (Loss) from operations	(2,358,774)	(3,271,035)
Other income / (expense)
Interest expense	(55,837)	(14,986)
Interest expense related to loan origination fee on convertible note	(60,000)	-
Interest expense related to warrants on convertible note	(281,565)	-
aInterest expense on convertible note	(21,557)
Loss on derivative	(361,152)	-
EIDL advance	7,000	-
Other income	6,290	1,498,352
Net Income (Loss)	$(3,125,595)	$(1,787,669)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic and diluted	775,469,306	710,868,609

NET LOSS PER COMMON SHARES:
Basic and diluted	$(0.00)	$(0.00)

See notes to financial statements

Kona Gold Beverage, Inc. and Subsidiary
STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Preferred Stock				Total
	$.00001 Par		$.00001 Par		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance December 31, 2018	541,965,449	$5,420	5,909,000	$59	$3,160,748	$(4,366,772)	$(1,200,545)
Preferred Stock Conversion to Common Shares	271,000,000	2,710	(271,000)	(3)	(2,707)	-	0
Common Stock Issued for Compensation	5,100,000	51	-	-	290,049	-	290,100
Common Stock Issued in Exchange for Trademark	500,000	5			59,245		59,250
Common Stock Issued for Sponsorship Agreements	262,500	3			34,387		34,390
Shares of Stock Cancelled	(64,860,346)	(649)	(650,000)	(6.50)	(185,846)		(186,502)
Common Stock Issued in Exchange for Services	10,000,000	100			799,900		800,000
Net Income (loss)						(1,787,669)	(1,787,669)
Balance December 31, 2019	763,967,603	$7,640	4,988,000	$50	$4,155,777	$(6,154,441)	$(1,990,976)
Common Stock Issued for Compensation	10,000,000	100			475,900		476,000
Common Stock Issued for Sponsorship Agreements	85,000	1			2,577		2,578
Warrants related to convertible note					281,565		281,565
Common Stock Conversion to Preferred Stock	(140)	(0)	140	0.00			-
Preferred Stock Conversion to Common Stock	4,000,000	40	(4,000,000)	(40.00)	-		-
Accrued Common Stock Issues for Compensation	140	0			2		2
Common Stock Issued for Conversion of Convertible Debt	8,255,438	83			112,191		112,274
Net Income (loss)						(3,125,595)	(3,125,595)
Balance December 31, 2020	786,308,041	$7,863	988,140.00	$10	$5,028,012	$(9,280,036)	$(4,244,153)

See notes to financial statements

Kona Gold Beverage, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 31,

	2020	2019
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(3,125,595)	$(1,787,669)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and Amortization	40,206	61,024
Common Stock Issued in Exchange for Services	-	800,000
Common Stock Issued for Sponsorship	2,578	34,388
Common Stock Issued for Compensation	476,002	290,100
Interest expense related to warrants on convertible debt	281,565	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	73,581	(63,543)
Decrease (increase) in other receivable	-	(14,876)
Decrease (increase) in inventory	26,418	(619,405)
Decrease (increase) in prepaids	-	36,134
Decrease (increase) in other current assets	(2,109)	(1,001)
Decrease (increase) in deposits	-	(6,500)
Decrease (increase) in right-of-use asset	(580,820)	(378,013)
Increase (decrease) in accounts payable	185,163	42,456
Increase (decrease) in credit card payable	14,105	4,126
Increase (decrease) in accrued compensation	257,500	-
Increase (decrease) in accrued stock compensation	(3)	-
Increase (decrease) in accrued expenses	64,312	15,261
Increase (decrease) in derivative liability	361,152	-
Increase (decrease) in lease liability	555,822	357,171
Net cash provided by (used in) operating activities	(1,370,123)	(1,230,347)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(59,541)	(127,687)
Common Stock Issued for Trademark	-	59,250
Changes in intellectual property	8,175	(81,750)
Investment	-	1,648
Net cash provided by (used in) investing activities	(51,366)	(148,539)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from shareholder payable	-	-
Changes in note payable - related party	(12,000)	60,000
Changes in line of credit - related party	403,000	1,092,151
Changes line of credit	-	255,000
Changes in convertible debt	1,012,274	-
Changes in PPP note payable	95,161	-
Net cash provided by (used in) financing activities	1,498,435	1,407,151
Net cash increase for period	76,945	28,265
Cash at beginning of period	36,223	7,958
Cash at end of period	$113,168	$36,223

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$35,877	$5,158

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares of Common Stock Returned	$-	$186,500

See notes to financial statements

Kona Gold Beverage, Inc.
(formerly known as Kona Gold Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Kona Gold Beverage, Inc., a Delaware corporation (“Kona Gold,” the “Company,” “we,” “us,” or “our”), owns and operates a line of premier CBD lifestyle brand products. As of December 31, 2020, the Company has three wholly-owned subsidiaries: Kona Gold LLC, a Delaware limited liability company (“Kona”), HighDrate LLC, a Florida limited liability company (“HighDrate”), and Gold Leaf Distribution LLC, a Florida limited liability company (“Gold Leaf”). In February 2021, the Company acquired all of the capital stock of S and S Beverage, Inc. (See Note 22 – Subsequent Events.) The Company is primarily focused on product development in the functional beverage sector. Kona Gold creates hemp-infused energy drinks, which includes hemp energy drinks, CBD energy water, and also sells Kona Gold merchandise and apparel, which promotes the Company’s beverages. HighDrate focuses on the development and marketing of CBD-infused energy waters geared towards the fitness and wellness markets. Gold Leaf focuses on the distribution of premium beverages and snacks in key markets.

The Company currently sells its products through resellers, the Company’s websites, and distributors that span across 27 states. The Company’s products are available in wide variety of stores, including convenience and grocery stores, smoke shops, and gift shops.

As used herein, the terms “Kona Gold,” the “Company,” “we,” “us,” or “our, refer to Kona Gold individually or, as the context requires, collectively with its subsidiaries on a consolidated basis.

The Company’s Business

The Company has two reportable segments:

●	Beverages. Includes three types of beverage products: (i) hemp-infused energy drinks, (ii) CBD-infused energy water, and (iii) CBD-infused high-alkaline water, as well as apparel with the Kona Gold logo. The Beverages Segment includes all of Kona’s and HighDrate’s operations. Additional information regarding these products is below. The Company considers this a single operating segment for purposes of presenting financial information and evaluating performance. As such, the accompanying Consolidated Financial Statements present financial information in a format that is consistent with the internal financial information used by management. The Company does not accumulate revenues by product classification and, therefore, it is impractical to present such information.

●	Distribution. Includes the distribution of premium beverages and snacks in key markets. These markets include over 600 accounts in grocery stores, convenience stores, smoke shops, vape shops, and specialty stores located in Florida and South Carolina. In addition to distributing the Company’s own beverage products, the Company also distributes other products, including alkaline waters, beverages for kids, energy drinks, fruit flavored sodas, low-carb lemonade, healthy aloe juice drinks, and CBD-infused jellybeans, all of which complement the Company’s current product offerings. The Distribution Segment includes all of Gold Leaf’s operations.

Beverage Products

The Company’s hemp-infused energy drink is available in both regular and sugar-free options. These energy drinks are infused with organic hemp protein powder and contain essential vitamins and ingredients that give consumers a natural energy boost. Hemp protein contains no gluten and is compatible with a variety of diets, including vegan and Kosher. Our hemp energy drinks are available in eight flavors: classic hemp, platinum hemp, sugar-free hemp, cherry vanilla, bubble gum, candy apple, cotton candy, and pink grapefruit.

Kona Gold Beverage, Inc.
(formerly known as Kona Gold Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

HighDrate’s CBD-infused energy water is great tasting, sugar-free, and powered by the patented technology of Alkame Holdings Inc.’s wholly-owned subsidiary, Alkame Water Inc. (“Alkame”), which uses its advanced water treatment to create a premium oxygenated alkaline water with natural antioxidants. Alkame believes that, pursuant to a double-blind placebo, peer-backed research project that it conducted, its Level 2 – inputs other than Level 1 that are observable, either directly or indirectly; such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets and liabilities in markets technology can boost the immune system and physical performance. HighDrate’s CBD-infused energy water contains 80 mg of caffeine and 10 mg of CBD. The Company believes that CBD aids the body’s endocannabinoid system in neuroprotection, stress recovery, immune balance, and homeostatic regulation. HighDrate’s CBD-infused energy water is available in six flavors: watermelon, kiwi strawberry, tropical coconut, Georgia peach, sour apple, and blue island punch.

The Company’s product “Storm” is a high-alkaline CBD-infused water. This water is also powered by Alkame’s patented technology, which uses its advanced water treatment to create a premium oxygenated alkaline water with natural antioxidants. Storm high-alkaline CBD water contains 20 mg of CBD.

The Company also sells branded apparel. The Company uses only high-quality textiles and specialty inks and foils, which provide consumers with a premium fit and feel. The Company currently offers shirts, tanks, hats, and towels for sale.

Effects of COVID-19

In January 2020, the World Health Organization (the “WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) that originated in Wuhan, China and generated significant risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in global exposure. The COVID-19 pandemic is disrupting businesses and affecting production and sales across a range of industries, as well as causing volatility in the financial markets. The extent of the impact of the COVID-19 pandemic on the Company’s consumer demand, sales, and financial performance will depend on certain developments, including, among other things, the duration and spread of the outbreak and the impact on the Company’s consumers and employees, all of which are uncertain and cannot be predicted. Management is actively monitoring this situation and potential impacts on our financial condition, liquidity, and results of operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basis of Presentation

The accompanying consolidated financial statements are unaudited and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. These unaudited consolidated financial statements have been prepared on the accrual basis of accounting and in accordance with generally accepted accounting principles (“GAAP”) in the United States.

B.	Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reporting period. Actual events and results could differ from those assumptions and estimates.

Kona Gold Beverage, Inc.
(formerly known as Kona Gold Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

C.	Cash and Cash Equivalents

For the purpose of reporting cash flows, the Company considers all unrestricted, highly liquid investments with an initial maturity of three months or less to be cash equivalents.

D.	Fair Value of Financial Instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts payable, accrued liabilities, and notes payable approximate fair value given their short-term nature or effective interest rates. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value. A fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted price in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarch is as follows:

Level 1 – quoted prices in active markets for identical assets or liabilities;

Level 2 – inputs other than Level 1 that are observable, either directly or indirectly; such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets and liabilities in markets that are not active, or inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company analyzes all financial instruments with features of both liabilities and equity under Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging (“ASC 815”). Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair value of free-standing derivative instruments such as warrant and option derivatives are valued using the Black-Scholes models.

The Company uses Level 2 inputs for its valuation methodology for the embedded conversion option liabilities as their fair value were determined by using the Black-Scholes option-pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.

E.	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at net realizable value. The Company determines provisions for uncollectible accounts, sales returns, and claims based upon factors including the credit risk and activity of specific customers, historical trends, and other information. If the Company becomes aware of a specific distributor’s or reseller’s inability to meet its financial obligations, bad debt charges are recorded based on an overall assessment of past due accounts receivable outstanding. Bad debt attributed to accounts receivable in the year ended December 31, 2020 and 2019 was $32,768 and $14,160, respectively. These amounts are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Loss. Management will review annually to determine provisions and record an allowance as deemed necessary. In the opinion of management, a provision was deemed necessary for uncollectible accounts for Kona and no provision was deemed necessary for Gold Leaf. The balance of allowance for Uncollectible Accounts at December 31, 2020 and 2019 were $3,967 and $5,019, respectively, as reflected in the accompanying Consolidated Balance Sheets.

Kona Gold Beverage, Inc.
(formerly known as Kona Gold Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

F.	Inventories

The cost of inventory using the standard cost method, which approximates actual cost based on a first-in, first-out method. The Company’s inventories are valued at the lower cost or net realizable value. The Company’s inventory consists almost entirely of finished and unfinished goods, and freight, which include CBD energy waters, CBD waters, hemp energy drinks, cans for production, and merchandise and apparel. The Company periodically evaluates and adjusts inventories for obsolescence. In the opinion of management, no provision for obsolescence is deemed necessary. The shelf life of all beverage inventory is two years, and at December 31, 2020 and 2019, all inventory was current, as reflected in the accompanying Consolidated Balance Sheets.

G.	Property, Plant and Equipment

Property, plant and equipment are reported on the accompanying Consolidated Balance Sheet at cost less accumulated depreciation. Assets with a useful life greater than one year and cost greater than $100 are capitalized. Maintenance and repairs are charged to expense as incurred.

Depreciation is provided using the straight-line method over the estimated useful lives of the asset as follows:

Estimated useful lives (in years)
Furniture and fixtures	7
Machinery and equipment	7
Vehicles	5
Computer equipment	5 – 7

H.	Goodwill and Intangible Assets

Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. The Company has selected December 31 as the date to perform the annual impairment test.

Intangible assets represent both indefinite lived and definite lived assets. Trademarks are deemed to have definite useful lives of ten years, are amortized, and are tested annually for impairment. Intangible assets are reported on the balance sheet at cost less accumulated amortization. The Company has selected December 31 as the date to perform the annual impairment test.

Management determined that, for the year ending December 31, 2019, there were no identifiable assets or liabilities; therefore, the implied fair value of goodwill is zero. Based on this assessment, goodwill was impaired by the full carrying amount of $61,000 at December 31, 2019, see Note 4, Goodwill and Intangible Assets. Management determined that there was no impairment of trademarks for the year ending December 31, 2019, see Note 4, Goodwill and Intangible Assets.

Kona Gold Beverage, Inc.
(formerly known as Kona Gold Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

I.	Leases

On January 1, 2019, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASC Topic 842”), which requires an entity to recognize a liability and corresponding asset for leases that meet certain criteria. The Company applied ASC Topic 842 using the modified retrospective approach. Under this approach, the Company applied the new standards to all new leases, and leases which have remaining obligations for financial statements issued for fiscal years beginning after December 15, 2018. The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward historical lease classification, and not reassess (i) whether a contract was or contained a lease, and (ii) initial direct costs for any leases that existed prior to January 1, 2019. Under this method, the Company did not restate comparative periods in its financial statements. The Company presents right-of-use assets resulting from leases separately from other assets as noncurrent, and amortized accordingly. The corresponding lease liabilities are presented separately from other liabilities on the accompanying Consolidated Balance Sheet.

The Company recognizes a right-of-use asset and a lease liability at the lease commencement date. The right-of-use asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for any lease payments made at or before the commencement date, plus any initial direct costs incurred. The amortization period for the right-of-use asset is from the lease commencement date to the earlier of the end of the lease term or the end of the useful life of the asset.

The lease liability is initially measured at the present value of the lease payments that are not paid at the commencement date, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the incremental borrowing rate or the risk-free rate with the election of the practical expedient. The Company has elected to use the risk-free rate.

J.	Revenue and Provision for Sales, Returns, and Allowances

The Company sells its products, which primarily includes its hemp energy drinks, CBD energy waters, CBD waters, and logo apparel, to online customers or through resellers and distributors. In evaluating the timing of the transfer of control of products to customers, the Company considers several indicators, including significant risks and rewards of products, the Company’s right to payment, and the legal title of the products. The Company recognizes revenue from product sales to customers, distributors, and resellers when products that do not require further services by the Company are shipped, when there are no uncertainties surrounding customer acceptance, and when collectability is reasonably assured. Sales are made to customers under terms allowing certain limited rights of return. Amounts billed to customers in sales transactions related to shipping and handling, represent revenues earned for the goods provided and are included in net sales. Costs of shipping and handling are included in cost of products sold.

The Company also sells its products, and beverages purchased for resale from several other beverage manufacturers to convenience stores, grocery stores, and smoke and gift shops. In evaluating the timing of the transfer of control of products to customers, the Company considers several indicators, including significant risks and rewards of products, the Company’s right to payment, and the legal title of the products. The Company recognizes revenue from product sales to resellers when products that do not require further services by the Company are shipped or delivered, when there are no uncertainties surrounding customer acceptance and when collectability is reasonably assured. Cash received by the Company prior to shipment is recorded as deferred revenue. Sales are made to customers under terms allowing certain limited rights of return. Amounts billed to customers in sales transactions related to shipping and handling, represent revenues earned for the goods provided and are included in net sales. Costs of shipping and handling are included in cost of products sold.

Kona Gold Beverage, Inc.
(formerly known as Kona Gold Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On January 1, 2019, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC Topic 606”). The underlying principle of ASC Topic 606 is to recognize revenue to depict the transfer of goods or services to a customer at the amount expected to be collected. The implementation of Topic ASC 606 had no impact on the prior period financial statements and no cumulative effect adjustment was recognized.

To apply these principles, ASC Topic 606 outlines a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes:

1.	Identifying the contract(s) or agreement(s) with a customer;

2.	Identifying the separate performance obligations in the contract or agreement;

3.	Determining the transaction price;

4.	Allocating the transaction price to the separate performance obligations in the contract or agreement; and

5.	Recognizing revenue as each performance obligation is satisfied.

Pursuant to ASC Topic 606, the Company recognizes revenue when performance obligations under the terms of a contract are satisfied, which occurs typically upon the transfer of control, including the risks and rewards of ownership. With respect to the Company, performance is deemed to occur upon shipment or delivery of products to its customers based on the written contract terms, which is also when control is transferred.

The Company evaluated the guidance in ASC 606-10-50-5 and the related implementation guidance to determine disaggregation of revenues that would be meaningful. The majority of the Company’s revenue earned from its Beverages Segment and its Distribution Segment is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. The Company does not have significant financing component or payment terms, and it does not have any material unsatisfied performance obligations. The Company’s revenues are obtained in similar geographical locations within the United States. Furthermore, the Company’s operations in each of its reporting segments are expected to have essentially the same future prospects, similar gross margins, sales trends, and the nature of its products and customers are essentially the same. The sales from the Company’s beverage product types are organized as one reportable segment, which the Company refers to as the Beverages Segment, and the sales of the Company’s products and products that are purchased from resellers that are distributed by Gold Leaf is organized as its second reportable segment, which the Company refers to as the Distribution Segment. The Company has also determined that disaggregated revenue by net sales by revenue source would be meaningful and allow investors to understand its business activities, historical performance, or future prospects. Disaggregated sales by revenue source, which includes sales to distributors, online sales, sales through Amazon, and Gold Leaf distribution sales, is included in Note 16, Revenue, to the Consolidated Financial Statements. We also sell merchandise and apparel that comprises approximately 1% of the Company’s gross annual sales, and solely exists to promote its beverages. Therefore, the Company’s merchandise and apparel products are not a reportable segment. Merchandise and apparel sales are included with the gross sales for its Beverages Segment.

Sales are made to customers under terms allowing certain limited rights of return. The Company records an allowance and return for each quarter for 3% of total sales. The Company recorded sales return, and allowance at the year ending December 31, 2020 and 2019 of approximately $28,707 and $51,159, respectively, which is included in the revenues, net of sales returns and allowances in the accompanying Consolidated Statements of Loss.

Kona Gold Beverage, Inc.
(formerly known as Kona Gold Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

K.	Cost of Revenues

Cost of revenues consist primarily of expenses associated with the delivery and distribution of products. These include expenses related to direct procurement costs and shipping and handling costs. The Company bills shipping and handling fees charged to customers as part of sales and the associated expense as part of cost of revenues. The costs are charged to cost of revenues in the same period that the associated revenue is earned.

L.	Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for financial impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company evaluates the recoverability of long-lived assets used in operations by measuring the carrying amount of the assets against their estimated undiscounted future cash flows. If such evaluations indicated that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to fair values. Management completed an impairment review as of December 31, 2020 and determined long-lived assets were not impaired.

M.	Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, which clarifies the accounting and disclosure requirements for uncertainty in tax positions. It requires a two-step approach to evaluate tax positions and determine if they should be recognized in the financial statements. The two-step approach involves recognizing tax positions that are “more likely than not” to occur and then measuring those positions to determine if they are recognizable in the financial statements. Management regularly reviews and analyzes all tax and has determined that no uncertain tax positions requiring recognition have occurred.

The Company has no recorded liabilities for uncertain tax positions as of the accompanying Consolidated Balance Sheets dated December 31, 2020 and 2019, respectively.

N.	Stock-Based Compensation

FASB’s ASC Topic 718, Stock Compensation (formerly, FASB Statement 123R) (“ASC Topic 718”), prescribes accounting and reporting standards for all stock-based payment transactions in which employee and non-employee services are acquired. The Company measures the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Fair value for restricted stock awards is valued using the closing price of the Company’s common stock, par value $0.00001 per share (the “Common Stock”), on the date of grant.

The Company estimates the fair value of each restricted stock award as of the date of grant using the closing price as reported by the OTC Markets Group Inc. (the “OTCM”) on the date of grant. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. The Company accounts for forfeitures of restricted stock as they occur.

O.	Advertising Costs

The Company expenses costs of advertising and promotions as incurred. The Company includes in advertising costs inventory given away as promotional merchandise or free samples to create sales. Advertising and promotion costs for the years ended December 31, 2020 and 2019, were approximately $32,700 and $125,000, respectively, which amounts were included in selling, general and administrative expenses in the accompanying Consolidated Statements of Loss.

Kona Gold Beverage, Inc.
(formerly known as Kona Gold Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

P.	Concentration of Credit Risk

The Company maintains cash balances at financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and had determined the credit exposure to be negligible.

Q.	Basic and Diluted Earnings per Share

In accordance with FASB’s ASC 260, Earnings per Share, basic income (loss) per common share is calculated using the weighted average number of shares outstanding during the periods reported. Diluted earnings per share include the weighted average effect of all dilutive securities outstanding during the periods presented.

Diluted per-share loss is the same as basic per-share loss when there is a loss from continuing operations.

R.	Segments

ASC 280-10, Segment Reporting (“ASC 280-10”), establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company identified two operating segments that report revenue, including both sales to external customers and intersegment sales or transfers, that are 10% or more of the combined revenue, internal and external, of all the Company’s operating segments. Furthermore, each of the operating segments have assets that are 10% or more of the combined assets of all operating segments.

The Company then applied the management approach to the identification of its two reportable segments – the Beverages Segment, consisting of the operations of Kona and HighDrate, and the Distribution Segment, consisting of the operations of Gold Leaf. Specifically, the Company has evaluated guidance in ASC 280-10 and determined that aggregation is consistent with the objectives of ASC 280-10 in that aggregation into two reportable segments allows users of our financial statements to view the Company’s business through the eyes of management based upon the way management reviews performance and makes decisions. Additional factors that were considered included: whether or not an operating segment has similar economic characteristics, the nature of the products/services under each operating segment, the nature of the production/go-to-market process, the type and geographic location of our customers, and the distribution of our products/services. The Company further determined that its logo merchandise and apparel, which revenue comprises approximately 1% of the Company’s gross annual sales, and solely exists for promotion purposes, could be aggregated with the operations in the Beverages Segment. A description of the Company’s products is contained in Note 1, Organization and Description of Business. For additional information regarding the Company’s two reportable segments, please see Note 17, Segments.

Kona Gold Beverage, Inc.
(formerly known as Kona Gold Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

S.	Registration Rights Agreement

In May 2020, the Company completed a private placement transaction (the “2020 Private Placement”) of three secured convertible debentures (the “2020 Debentures”), convertible for up to 105,947,397 shares (the “2020 Conversion Shares”) of Common Stock and a Warrant to purchase Common Stock (the “2020 Warrant”), exercisable for up to 20,000,000 shares of Common Stock (the “2020 Warrant Shares”), pursuant to that certain Securities Purchase Agreement between an otherwise unaffiliated third-party investor (the “Selling Stockholder”) and the Company, dated as of May 14, 2020 (the “2020 SPA”). The Company sold and issued the initial 2020 Debenture (the “First 2020 Debenture”) and granted the Warrant promptly after entering in the 2020 SPA. The Company sold and issued the second 2020 Debenture (the “Second 2020 Debenture”) promptly after filing the registration statement on Form S-1 (the “2020 Registration Statement”) with the Securities and Exchange Commission (the “SEC”). The Company sold and issued the third 2020 Debenture (the “Third 2020 Debenture”) promptly after the SEC declared the Registration Statement effective. The Company agreed to register the 2020 Conversion Shares and 2020 Warrant Shares pursuant to the terms of the Registration Rights Agreement between the Selling Stockholder and Company, dated as of May 14, 2020 (the “2020 Registration Rights Agreement”).

Pursuant to the terms of the Registration Rights Agreement, the Company agreed to file the Registration Statement with the SEC registering for resale the Conversion Shares and the Warrant Shares within 45 calendar days following the closing of the Private Placement. Further, the Company agreed to use its best efforts to have the Registration Statement declared effective by the SEC as soon as practicable, but in no event later than the effectiveness deadline, or by the 5th trading day following the date on which the Company is notified that the Registration Statement will not be reviewed or is no longer subject to further review and Pursuant to the terms of the 2020 Registration Rights Agreement, the Company agreed to file the 2020 Registration Statement with the SEC registering for resale the 2020 Conversion Shares and the 2020 Warrant Shares within 45 calendar days following the closing of the 2020 Private Placement. Further, the Company agreed to use its best efforts to have the 2020 Registration Statement declared effective by the SEC as soon as practicable, but in no event later than the effectiveness deadline, or by the 5th trading day following the date on which the Company is notified that the 2020 Registration Statement will not be reviewed or is no longer subject to further review and comments. Pursuant to the 2020 Registration Rights Agreement, the Company is subject to partial liquidated damages equal to 2.0% of the aggregate purchase price paid by the holder pursuant to the 2020 SPA for any of the 2020 Debentures then held by the holder for failure to file the 2020 Registration Statement timely, failure to file with the SEC a request for acceleration in accordance with Rule 461 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), within five trading days after the date the Company is notified that the 2020 Registration Statement will not be reviewed or is not subject to further review, the 2020 Registration Statement is not declared effective by the effectiveness deadline, if after effectiveness, the 2020 Registration Statement ceases for any reason to remain continuously effective as required or if the holders are not permitted to utilize the prospectus therein to resell for more than 30 consecutive calendar days or more than an aggregate of 40 calendar days during any 12-month period, or if after the six-month anniversary of the 2020 Registration Rights Agreement, the Company does not have available adequate current public information as set forth in Rule 144(c). The parties agreed that the maximum aggregate liquidated damages payable to a holder of the 2020 Debentures under the 2020 Registration Rights Agreement is 24% of the aggregate purchase price paid by such holder pursuant to the 2020 SPA. The Selling Stockholder has agreed to waive this 30-consecutive-calendar-day provision for so long as the Company is utilizing its best efforts to file its Annual Report on Form 10-K for its fiscal year ended December 31, 2020, and promptly thereafter files a Post-Effective Amendment to the 2020 Registration Statement.

The Company accounts for registration rights agreements in accordance with ASC subtopic 825-20, Registration Payment Arrangements (“ASC 825-20”). Under ASC 825-20, the Company is required to disclose the nature and terms of the arrangement, the maximum potential amount and to assess each reporting period the probable liability under these arrangements and, if exists, to record or adjust the liability to current period operations. ASC 825-20 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument, should be separately recognized and accounted for as a contingency in accordance with ASC 450-20, Loss Contingencies. The Company recorded no amount for this contingency in other expenses for the year ended December 31, 2020. As a result, there was no contingency recorded as a liability as a component of accrued expenses as of December 31, 2020.

Kona Gold Beverage, Inc.
(formerly known as Kona Gold Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

T.	Recently Issued Accounting Pronouncements

The Company has evaluated all recently issued accounting pronouncements, issued or proposed, by the FASB or other standards-setting bodies as of the period ending December 31, 2020. The Company does not expect a material impact on the Company’s financial position, result of operations, or cash flows from these pronouncements.

NOTE 2 – INVENTORY

Inventory consisted of the following:

	December 31, 2020	December 31, 2019
CBD Energy Water	$159,813	$107,719
Hemp Energy Drink	343,119	393,021
Storm CBD Water	28,692	41,760
Merchandise and Apparel	11,948	26,304
Unfilled Cans	38,705	86,459
Miscellaneous Beverages	33,225	-
Other Inventory	43,362	31,659
Point of Sale Inventory	1,640	-
Total Inventory	$660,504	$686,922

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31, 2020	December 31, 2019
Furniture and Fixtures	$57,879	$52,450
Computers and Software	16,638	14,225
Machinery & Equipment	79,951	50,187
Vehicles	68,135	46,200
Less: Accumulated Depreciation	(54,731)	(20,656)
Property, plant and equipment, net	$167,872	$142,406

Depreciation for the years ended December 31, 2020 and 2019, was approximately $34,075 and $56,937 respectively, and is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Loss.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

In April 2019, Gold Leaf acquired 21,000,000 shares, representing all of the issued and outstanding shares of common stock, $0.01 par value per share, of BigSupersearch.com, Inc., a California corporation (“BigSupersearch”), and 14,000,000 shares of its Series A preferred stock, for $61,000, which amount included the purchase price, attorney fees, and transfer fees. At the time of the acquisition, BigSupersearch was considered a “shell company” because it had no operations and no assets. Because no transfer of assets or liabilities occurred, the entire $61,000, representing the consideration paid for all of the issued and outstanding capital stock of BigSupersearch, was recorded as goodwill. Gold Leaf has not commenced operations or done anything with BigSupersearch and it still remains a shell company.

Kona Gold Beverage, Inc.
(formerly known as Kona Gold Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Goodwill may not be amortized. Instead, it is tested at least annually for impairment. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The fair value of goodwill can be measured only as a residual and cannot be measured directly. The Company uses a methodology to determine an amount that achieves a reasonable estimate of the value of goodwill for purposes of measuring an impairment loss. That estimate is referred to as the implied fair value of goodwill.

At December 31, 2019, BigSupersearch had a positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of BigSupersearch exceeded its carrying value, including goodwill. In accordance with the Qualitative Assessment outlined in ASC 350-20-35, Goodwill – Subsequent Measurement (“ASC 350-20-35”), an entity has an unconditional option to bypass the qualitative assessment and proceed directly to performing the first step of the goodwill impairment test.

The Quantitative Assessment is a two-step process as outlined in ASC 350-20-35 and is used to identify both the existence of impairment and the amount of impairment. The first step is to determine the fair value. If the carrying amount is greater than zero and its fair value exceeds its carrying amount, then there is no impairment and the second step is not necessary. If the carrying amount of BigSupersearch exceeds the fair value, then goodwill will be measured for impairment in the second step. The amount of impairment loss recorded is the difference in the excess of the carrying amount over its fair value.

Management determined that for the year ending December 31, 2019, BigSupersearch had no identifiable assets or liabilities; therefore, the implied fair value of goodwill is zero. Based on this assessment, goodwill was impaired by the full carrying amount of $61,000. At December 31, 2020 and 2019, respectively, the Company had $0 in goodwill.

Changes in goodwill are as follows:

	December 31,		December 31,
	2020		2019
Beginning of year	$-		$-
Acquired goodwill	-		61,000
Impairment	-		(61,000)
Total goodwill	$-	$

Intangible asset consisted of the following:

	December 31, 2020	December 31, 2019
Trademark (HighDrate)	$81,750	$81,750
Less: Accumulated Amortization	(12,262)	(4,087)
Total Intangible Asset	$69,488	$77,663

Estimated future amortization expense related to the intangible asset is as follows:

Fiscal year ending:
December 31, 2021	8,175
December 31, 2022	8,175
December 31, 2023	8,175
December 31, 2024	8,175
December 31, 2025	8,175
Thereafter	28,613
$69,488

Kona Gold Beverage, Inc.
(formerly known as Kona Gold Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTE RECEIVABLE

On May 26, 2016, Robert Clark, formed Elev8 Hemp, LLC, a Delaware limited liability company (“Elev8 Hemp”), on behalf of Ryan Medico, the Company’s then-Chief Financial Officer. Mr. Medico was the sole owner of and served as President of Elev8 Hemp.

In June 2016, the Company entered into a letter of intent with Elev8 Hemp to acquire it, such that it would become the Company’s wholly-owned subsidiary. Pursuant to the letter of intent, on June 7, 2016, the Company entered into an Acquisition Agreement with Elev8 Hemp (the “Elev8 Hemp Acquisition Agreement”), whereby the Company agreed to acquire 100% of the ownership of Elev8 Hemp and, in exchange, the Company agreed to issue to Mr. Medico five million restricted shares of the Common Stock, which had a fair market value of $50,000. The Elev8 Hemp Acquisition Agreement provided that if the Company failed to adequately capitalize the development of Elev8 Hemp to complete its objectives set forth in its business plan, then Mr. Medico would have the option until March 31, 2018 to purchase Elev8 Hemp from the Company for a purchase price of $50,000, which could be paid in shares of the Company’s Common Stock.

On October 10, 2016, the Company entered into a Membership Interest Purchase Agreement (the “Membership Interest Purchase Agreement”) with Elev8 Hemp, as the Company’s wholly-owned subsidiary, and Branded Legacy, Inc., formerly known as Elev8 Brands, Inc. and, prior to that, known as PLAD, Inc. (“Branded Legacy”), to sell 100% of the then-issued and outstanding membership interests of Elev8 Hemp to Branded Legacy in consideration of its issuance to the Company of 200,000,000 shares of its common stock, par value $0.00001. In connection with this transaction, Mr. Medico became the Chief Executive Officer and the sole director of Branded Legacy. The parties desired to enter into the Membership Interest Purchase Agreement because the Company did not have adequate capital to fund the development of Elev8 Hemp’s business, as well as its own. Until July 2018, Mr. Medico also continued to serve as the Company’s Chief Financial Officer.

On April 14, 2017, the Company’s Board of Directors (the “Board”) declared a dividend to its stockholders of an aggregate of 53,196,608 shares of common stock of Branded Legacy. The Company’s stockholders received one share of common stock of Branded Legacy for every 10 shares of the Company’s Common Stock held on the record date. On the record date, we had approximately 104 stockholders, all of whom received this dividend. After the payment of the dividend, the Company held 146,803,392 shares of common stock of Branded Legacy.

On March 6, 2018, the Company entered into a Securities Exchange and Settlement Agreement (the “First Exchange Agreement”) with Branded Legacy. Pursuant to the First Exchange Agreement, the Company exchanged with Branded Legacy the remaining 146,803,392 shares of common stock held by the Company for 2,746,723 shares of Branded Legacy’s Series D preferred stock. The shares of Series D preferred stock were initially convertible into 164,803,380 shares of common stock of Branded Legacy. At December 31, 2018, the balance of the investment in Branded Legacy was $1,648.

On November 26, 2019, we entered into a second Securities and Exchange Agreement with Branded Legacy, whereby we exchanged the remaining investment of 2,746,723 shares of Branded Legacy’s Series D preferred stock for its 10-year, unsecured, non-convertible promissory note in our favor in the original principal amount of $1,500,000 (the “Branded Legacy Note”). All principal and accrued and unpaid interest on the Branded Legacy Note is payable, in full, on November 27, 2029. As of the dates of the foregoing transactions, the Company and Branded Legacy were not considered related parties based upon the guidance set forth in ASC Topic 850, Related Party Disclosures.

Kona Gold Beverage, Inc.
(formerly known as Kona Gold Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Management could not ascertain with certainty of the collectability of the Branded Legacy Note due to the dollar amount and duration of the term; therefore, an allowance for $1,500,000 had been assessed and expensed, which was included in the Consolidated Statements of Loss for the year ended December 31, 2019. The Branded Legacy Note and the investment in Branded Legacy consisted of the following:

	December 31, 2020	December 31, 2019
Investment in Branded Legacy	$-	$-
Note receivable	1,500,000	1,500,000
Less: Allowance for doubtful account	(1,500,000)	(1,500,000)
Note receivable, net	$-	$-

NOTE 6 – STOCK-BASED COMPENSATION

The Company’s directors, officers, key employees, and non-employees were granted stock-based compensation consisting of restricted stock awards. Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense at the date of issuance. The Company estimates the fair value of each restricted stock award as of the date of grant using closing price as reported by the OTCM on the date of grant. The Board has not adopted any employee stock purchase plans or other incentive plans, nor does the Company grant stock options to its directors, officers, and employees.

The share-based payments granted for the years ended December 31, 2020 and 2019, were 10,085,140 and 15,862,000 shares of the Common Stock, respectively. The current stock-based Common Stock cancelled or forfeited for the years ended December 31, 2020 and 2019, was 0 and 64,860,346 shares of the Common Stock, respectively.

For the years ended December 31, 2020 and 2019, the Company recognized stock-based compensation expense, which is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Loss, as follows:

	Years Ended December 31,
	2020	2019
Employee stock awards	$476,002	$290,100
Non-employee stock awards	2,578	834,388
Total stock-based compensation expense	$478,580	$1,124,488

The Company expenses stock-based compensation cost in the current period at the grant date. No future years of compensation is expected for the next five fiscal years.  The Company has a balance in accrued stock-based compensation at December 31, 2020 and 2019, of $1,386,497 and $1,386,500, respectively.

Kona Gold Beverage, Inc.
(formerly known as Kona Gold Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – LINE OF CREDIT

On May 5, 2018, Kona entered into a Line of Credit Agreement with Matthew Nicoletti as the lender, which established a revolving line of credit in the amount of up to $400,000. The line of credit matures on May 5, 2022 and is reflected as non-current on the accompanying Consolidated Balance Sheets. Advances under the line of credit bear interest at the rate of 3.75 percent per annum. Payments of principal and accrued interest are payable on the maturity date. At December 31, 2020 and 2019, the line of credit had an outstanding principal balance of $398,470, respectively, and accrued interest of $32,102 and $17,037, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

A.	Long-term debt consists of two note payable with a related party:

1)	On October 31, 2018, Kona issued a Standard Promissory Note in favor of Robert Clark, as lender, in the original principal amount of $20,000. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The note bears no interest. Principal payments of $500 per month commenced in February 2019, with the final payment due in April 2021. The outstanding principal balance of this note at December 31, 2020 and 2019 was $8,500 and $14,500, respectively.

2)	On February 19, 2019, Gold Leaf issued a Standard Promissory Note in Favor of Robert Clark, as lender, in the original principal amount of $70,000. The note bears no interest. Principal payments of $500 per month commenced in March 2019, with final payment due in March 2021. The outstanding principal balance of this note at December 31, 2020 and 2019 was $59,500 and $65,500, respectively.

The future maturities are as follows:

December 31, 2021	$68,000
$68,000

B.	Lines of credit consists of two agreements with a related party:

1)	On April 4, 2019, Kona entered into a Line of Credit Agreement with Robert. The agreement established a revolving line of credit in the amount of up to $1,500,000. Advances under this line of credit bear interest at the rate of 3.75 percent per annum. The line of credit matures on April 4, 2021, at which time all outstanding principal amounts and accrued interest are due and payable. At December 31, 2020 and 2019, outstanding principal was $1,369,651 and $922,151, respectively, and accrued interest was $36,397 and $0, respectively.

2)	On August 29, 2019, Gold Leaf entered into a Line of Credit Agreement with Robert Clark. The agreement established a revolving line of credit in the amount of up to $200,000. Advances under this line of credit bear interest at the rate of 3.75 percent per annum. The line of credit matures on August 29, 2021, at which time all outstanding principal amounts and accrued interest are due and payable. At December 31, 2020 and 2019, outstanding principal was $125,500 and $100,000, respectively, and accrued interest was $3,545 and $0, respectively.

Kona Gold Beverage, Inc.
(formerly known as Kona Gold Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – 2020 SECURITIES PURCHASE AGREEMENT, DERIVATIVE LIABILITIES, AND 2020 WARRANT

2020 Securities Purchase Agreement

In May 2020, the Company completed the 2020 Private Placement of the 2020 Debentures and the 2020 Warrant pursuant to the 2020 SPA. The Company sold and issued the First 2020 Debenture and granted the 2020 Warrant promptly after entering in the 2020 SPA. The Company sold and issued the Second 2020 Debenture promptly after filing the 2020 Registration Statement initially with the SEC. The Company sold and issued the Third 2020 Debenture promptly after the SEC declared the Registration Statement effective. The 2020 Debentures are due 12 months from their respective issuance dates and are secured by all of the Company’s assets and the assets of each of its subsidiaries pursuant to that certain Security Agreement by and among the Selling Stockholder, the Company’s subsidiaries, and the Company. Initially, the 2020 Debentures are convertible at the lower of (i) the fixed conversion price, which is $0.05 per share, subject to adjustment (the “2020 Fixed Conversion Price”), or (ii) 80% of the lowest daily volume weighted average price (“VWAP”) of our Common Stock during the 15 trading days immediately preceding the conversion date, subject to adjustment (the “2020 Market Conversion Price”). The 2020 Debentures contain an adjustment provision that, subject to certain exceptions, reduces the conversion price if the Company issues shares of its Common Stock or common stock equivalents at a price lower than the then-current conversion price of the 2020 Debentures. Any stock splits, reverse stock splits, recapitalizations, mergers, combinations and asset sales, stock dividends, and similar events will also result in an adjustment of the conversion price of the 2020 Debentures. The 2020 Debentures are subject to a “conversion blocker” such that the Selling Stockholder cannot convert any portion of the 2020 Debentures that would result in the Selling Stockholder and its affiliates holding more than 4.99% of the then-issued and outstanding shares of the Common Stock following such conversion (excluding, for purposes of such determination, shares of the Common Stock issuable upon conversion of the 2020 Debentures or exercise of the 2020 Warrant that had not then been converted or exercised, respectively). The Selling Stockholder can increase that 4.99% “conversion blocker” to 9.99% upon at least 65 days’ prior written notice to the Company. The 2020 Debentures accrue interest at an annual rate equal to 8% and are due and payable on their respective maturity dates (or sooner if the Selling Stockholder converts the 2020 Debentures or otherwise accelerates the maturity date, as provided for in the 2020 Debentures). Interest is payable either in cash or, if certain Equity Conditions (as defined in the 2020 Debentures) are then satisfied, in shares of the Common Stock at the 2020 Market Conversion Price on the trading day immediately prior to the date paid.

At the Company’s option, it has the right to redeem, in part or in whole, the outstanding principal and interest under the 2020 Debentures prior to their respective maturity dates; provided, that, as of the date of the holder’s receipt of the redemption notice, (i) the VWAP of the Common Stock is less than the 2020 Fixed Conversion Price, initially $0.05 per share, and (ii) there is no Equity Conditions failure. The Company must pay an amount equal to the principal amount being redeemed plus outstanding and accrued interest thereon, as well as a redemption premium equal to 15% of the outstanding principal amount being redeemed (the “Redemption Premium”). The Company must provide the holder 15 business days’ advance notice of its intent to make a redemption, setting forth the amount of principal and interest we desire then to redeem plus the applicable Redemption Premium.

The 2020 Debentures contain an adjustment provision that, subject to certain exceptions, reduces the conversion price if the Company issues shares of the Common Stock or common stock equivalents at a price lower than the then-current conversion price of the 2020 Debentures. Any stock splits, reverse stock splits, recapitalizations, mergers, combinations and asset sales, stock dividends, and similar events will also result in an adjustment of the conversion price of the 2020 Debentures.

Pursuant to the terms of the Registration Rights Agreement, the Company agreed to file the Registration Statement with the SEC registering for resale the Conversion Shares and the Warrant Shares within 45 calendar days following the closing of the 2020 Private Placement. The Company also agreed, among other things, to indemnify the Selling Stockholder from certain liabilities and to pay all fees and expenses incurred by the Company in connection with the registration of the Conversion Shares and the Warrant Shares held by the Selling Stockholder.

Pursuant to the 2020 SPA, the purchase price for the First 2020 Debenture was $250,000, less $15,000 for origination fees, which consisted of the “original issue discount” of $10,000 and $5,000 as a structuring fee. On December 23, 2020, the Company converted $100,000 of the principal of, and $12,274 of accrued interest on, the First 2020 Debenture into 8,255,438 shares of the Company’s common stock, see Note 11, equity transactions. At December 31, 2020, the principal balance of the First 2020 Debenture is $150,000.

Kona Gold Beverage, Inc.
(formerly known as Kona Gold Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the 2020 SPA, the purchase price for the Second 2020 Debenture was $250,000, less $10,000 for origination fees, which consisted of the “original issue discount” of $10,000 fee. At December 31, 2020, the principal balance of the Second 2020 Debenture is $250,000.

Pursuant to the 2020 SPA, the purchase price for the Third 2020 Debenture was $500,000, less $20,000 for origination fees, which consisted of the “original issue discount” of $10,000 fee. At December 31, 2020, the principal balance of the Third 2020 Debenture is $500,000.

Derivative Liability

The 2020 Debentures have been accounted for utilizing ASC 815. The Company has incurred a liability for the estimated fair value of the First 2020 Debenture. The estimated fair value of the 2020 Debentures has been calculated using the Black-Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance, with the valuation offset against additional paid in capital, and at each reporting date, with changes in fair value recorded as gains or losses on revaluation in other income (expense). The Company identified embedded features in the 2020 Debentures, which caused the 2020 Debentures to be classified as a liability. These embedded features included the right for the holder to request for the Company to settle the amounts owed pursuant to the 2020 Debentures to the holder by paying an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of the 2020 Debentures on the date of the consummation of a fundamental transaction. The accounting treatment of derivative financial instruments requires that the Company treat the whole instrument as liability and record the fair value of the instrument as a derivative as of the inception date of the instrument and to adjust the fair value of the instrument as of each subsequent balance sheet date.

The derivative liabilities were valued using Black-Scholes pricing model with the following average assumptions:

December 31, 2020
Stock Price	$0.0340
Exercise Price	$0.0332
Expected Life	1
Volatility	105%
Dividend Yield	0%
Risk-Free Interest Rate	2.30%

Fair Value	$361,152

Kona Gold Beverage, Inc.
(formerly known as Kona Gold Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the changes in the Company’s assets and liabilities measured at fair value as of December 31, 2020:

	December 31, 2020	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Convertible promissory notes with embedded conversion option	$361,152		$361,152
Total	$361,152		$361,152

The following table sets forth a summary of change in fair value of the Company’s derivative liabilities for the year ended December 31, 2020:

Fair value, January 1, 2020	$-
Change in fair value of embedded conversion features of debenture included in earnings	-
Embedded conversion option liability recorded in connection with the issuance of debenture	148,628
Fair value, June 30, 2020	$148,628
Change in fair value of embedded conversion features of debenture included in earnings	(39,725)
Embedded conversion option liability recorded in connection with the issuance of debentures	108,903
Fair value, September 30, 2020	$217,806
Change in fair value of embedded conversion features of debenture included in earnings	(69,051)
Embedded conversion option liability recorded in connection with the issuance of debentures	212,397
Fair value, December 31, 2020	$361,152

Warrant

The Company also granted the 2020 Warrant to purchase up to an aggregate of 20 million shares of the Common Stock. The 2020 Warrant has a three-year term and is immediately exercisable at an exercise price of $0.05 per share, subject to adjustment. If the Company fails to maintain an effective registration statement with the SEC covering the resale of the 2020 Warrant Shares, or if an Event of Default (as defined below) has occurred and is continuing, then the holder may exercise the 2020 Warrant on a “cashless” basis. “Event of Default” means an event of default under the 2020 SPA or the 2020 Debentures.

The 2020 Warrant contains an adjustment provision that, subject to certain exceptions, reduces the exercise price if the Company issues shares of our Common Stock or common stock equivalents at a price lower than the then-current exercise price of the 2020 Warrant. Any stock splits, reverse stock splits, recapitalizations, mergers, combinations and asset sales, stock dividends, and similar events will also result in an adjustment of the exercise price of the 2020 Warrant.

The 2020 Warrant is subject to an “exercise blocker” such that the Selling Stockholder cannot exercise any portion of the 2020 Warrant that would result in the Selling Stockholder and its affiliates holding more than 4.99% of the then-issued and outstanding shares of the Common Stock following such exercise (excluding, for purposes of such determination, shares of the Common Stock issuable upon exercise of the 2020 Warrant or conversion of the 2020 Debentures that had not then been exercised or converted, respectively). The Selling Stockholder can increase that 4.99% “exercise blocker” to 9.99% upon at least 65 days’ prior written notice to the Company.

During the year ended December 31, 2020, the Company granted the 2020 Warrant that was immediately exercisable for up to 20,000,000 shares of Common Stock. The 2020 Warrant was fully expensed as an interest expense related to the 2020 Warrant issued in connection with the consummation of the transactions contemplated by the 2020 SPA, and no liability was recorded as of December 31, 2020.

Kona Gold Beverage, Inc.
(formerly known as Kona Gold Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – PAYCHECK PROTECTION PROGRAM LOAN

On May 4, 2020, the Company entered into a Paycheck Protection Promissory Note in the original principal amount of $95,161 (the “PPP Loan”) with Wells Fargo Bank, N.A. The PPP Loan was made under, and is subject to, the terms and conditions of the Paycheck Protection Program (the “PPP”), which was established as part of the Coronavirus Aid, Relief and Economic Security Act the (“CARES Act”) and is administered by the U.S. Small Business Administration. The PPP provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The current term of the PPP Loan is two years, with a maturity date of May 6, 2022 and it contains a favorable fixed annual interest rate of 1.00%. Payments of principal and interest on the PPP Loan are deferred for the first six months of the term of the PPP Loan, or November 2020. Thereafter, principal and interest are payable monthly and may be prepaid by us at any time prior to maturity with no prepayment penalties.

Under the terms of the CARES Act, recipients can apply for and receive forgiveness for all, or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs, mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during a certain time period following the funding of the PPP Loan. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. The Company has used the proceeds of the PPP Loan for salaries and wages, building lease expense, and utilities. However, no assurance is provided that the Company will be able to obtain forgiveness of the PPP Loan in whole or in part.

In May 2020, the Company also received an advance in the amount of $7,000 as part of the Economic Injury Disaster Loan program offered by the U.S. Small Business Administration. This advance was received after the Company filed its application with regarding to the PPP. The advance was not included in any of the documentation related to the PPP Loan. The Company is in the process of determining how this advance will be included as part of the PPP Loan forgiveness.

NOTE 11 – EQUITY TRANSACTIONS

Preferred Stock

The Company’s issued and outstanding preferred stock, par value $0.00001 per share, at December 31, 2020 and 2019 was 988,140 and 4,988,000, respectively. The Board, without further stockholder approval, may issue preferred stock in one or more series from time to time and fix or alter the designations, relative rights, priorities, preferences, qualifications, limitations and restrictions of the shares of each series.

Series A Preferred Stock

The Company had authorized 4,000,000 shares of Series A Preferred Stock, par value of $0.00001 per share (the “Series A Preferred Stock”), of which no shares were authorized, issued or outstanding at December 31, 2020 and 4,000,000 shares were authorized, issued and outstanding at December 31, 2019. Each share of Series A Preferred Stock, when outstanding, could have been converted into one share of the Common Stock.

Series B Preferred Stock

The Company had authorized 1,200,000 shares of Series B Preferred Stock, par value of $0.00001 per share (the “Series B Preferred Stock”), of which 488,000 were issued and outstanding at December 31, 2020 and December 31, 2019, respectively. Each share of Series B Preferred Stock may be converted into one share of the Common Stock.

Kona Gold Beverage, Inc.
(formerly known as Kona Gold Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Series C Preferred Stock

On July 8, 2020, the Company reduced the authorized number of Series C Preferred Stock from 3,300,000 to 250 shares, par value $0.00001 per share (the “Series C Preferred Stock”), by filing a Certificate of Designation of the Preferences, Rights, and Limitations of the Series C Preferred Stock with the Secretary of State of the State of Delaware. The Company also amended the terms of the Series C Preferred Stock. The holders of shares of the Series Preferred C Stock are now entitled to 2,000,000 votes for every share of our Series Preferred C Stock held. The holders of the Series Preferred C Stock are not entitled to receive dividends. Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, before any distribution or payment will be made to the holders of any stock ranking junior to the Series C Preferred Stock, the holders of the Series C Preferred Stock will be entitled to be paid out of the Company’s assets an amount equal to $1.00 in the aggregate for all issued and outstanding shares of the Series C Preferred Stock (as adjusted for any stock dividends, combinations, splits, recapitalizations, and the like with respect to such shares) (the “Preference Value”). After the payment of the full applicable Preference Value of each share of the Series C Preferred Stock, our remaining assets legally available for distribution, if any, will be distributed ratably to the holders of the Common Stock. The Series C Preferred Stock has conversion rights, whereby each share of the Series C Preferred Stock automatically converts into one share of Common Stock on the one-year anniversary of the issuance date.

At December 31, 2020 and 2019, the Company had authorized 250 and 3,300,000 shares, respectively, of Series C Preferred Stock of which 140 and 0 shares, respectively, were issued and outstanding at December 31, 2020 and 2019, respectively. At such dates, each share of the Series C Preferred Stock was convertible into one and 1,000 shares, respectively of the Common Stock.

Series D Preferred Stock

The Company had authorized 500,000 shares of Series D Preferred Stock, par value of $0.00001 per share (the “Series D Preferred Stock”), of which 500,000 shares were issued and outstanding at December 31, 2020 and 2019, respectively. Each share of the Series D Preferred Stock may be converted into 1,000 shares of Common Stock.

Common Stock

The Company had authorized 2,500,000,000 and 900,000,000 shares of the Common Stock, respectively, of which 786,308,041 shares were issued and outstanding at December 31, 2020 and 763,967,603 were issued and outstanding at December 31, 2019.

Equity Transactions

On February 11, 2019, Matthew Nicoletti, owner and Chief Executive Officer of Quantum Capital Group LLC (“Quantum”) converted 55,000 shares of the Series C Preferred Stock into 55,000,000 shares of the Common Stock. At the conversion date, the shares of Common Stock had a per-share fair market value of $0.0840, representing a total fair value of $4,620,000, which was based on the closing price of the Common Stock as reported by the OTCM on the date of issuance.

On March 18, 2019, the Company issued 58,000,000 shares of Common Stock in connection with the conversion of 58,000 of shares of the Series C Preferred Stock by Matthew Nicoletti, owner and Chief Executive Officer of Quantum. The shares of Common Stock at the date of conversion had a per-share fair market value of $0.0785 based on the closing price of our Common Stock as reported by the OTCM on the date of issuance.

On April 17, 2019, the Company issued 52,000,000 shares of Common Stock in connection with the conversion of 52,000 shares of Series C Preferred Stock by Matthew Nicoletti, owner and Chief Executive Officer of Quantum. The shares of Common Stock, at the date of conversion, had a fair market value of $0.076 per share, or an aggregate fair value of $3,952,000, based on the closing price of the Common Stock as reported by the OTCM on the date of issuance.

Kona Gold Beverage, Inc.
(formerly known as Kona Gold Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On July 15, 2019, the Company issued 106,000,000 shares of Common Stock in connection with the conversion of 106,000 shares of the Series C Preferred Stock by Matthew Nicoletti, owner and Chief Executive Officer of Quantum. The shares of Common Stock had a per-share fair market value of $0.1081, or a total fair value of $11,458,600, based on the closing price of the Common Stock as reported by the OTCM on the date of issuance.

Pursuant to the terms of our offer letter to William Jeffrey Outlaw to serve as one of our Independent Directors, on July 30, 2019, we issued 10,000,000 shares of Common Stock to its independent director, William Jeffrey Outlaw, as payment of $800,000 for his services in that capacity. At the date of issuance, the per-share fair market value was $0.111 based on the closing price of the Common Stock as reported by the OTCM on the date of issuance.

On July 10, 2020, the Company issued an aggregate of 4,000,000 shares of Common Stock upon the conversion of an aggregate of 4,000,000 shares of our Series A Preferred Stock by Robert Clark and Joseph Thornburg. The shares of our Common Stock on the date of issuance had a per-share fair market value of $0.0346, which was based on the closing price of our Common Stock as reported by the OTCM on the date of issuance. We issued the shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act (in that the shares of our Common Stock issuable upon conversion did not involve any public offering).

On December 23, 2020, the Company issued an aggregate of 8,255,438 shares of Common Stock upon the conversion of $100,000 of the principal of, and $12,274 of accrued interest on, the First 2020 Debenture. At the time of conversion, the VWAP during the previous 15 trading days was $0.0170. The First 2020 Debenture was converted at the conversion price of $0.0136, which was the lower of the 2020 Fixed Conversion Price and the 2020 Market Conversion Price.

For other equity issuances during the years ended December 31, 2020 and 2019, please see Note 12, Employees, Note 13, Sponsorships, and Note 18, Settlement.

NOTE 12 – EMPLOYEES

On April 30, 2019, these shares were cancelled and returned to the Company for accrual valued at $6,500 by Mr. Clark. On March 30, 2016, the Company entered into an Executive Employment Agreement with Ryan Medico (the “Executive Employment Agreement”), whereby Mr. Medico was hired to serve as the Company’s Chief Financial Officer until January 1, 2017. In connection with the Executive Employment Agreement and Mr. Medico’s service as the Chief Financial Officer, the Company agreed to pay Mr. Medico 20,000,000 shares of the Common Stock and negotiate a cash salary when the Company determined that it could pay such salary. These shares had a per-share fair market value of $0.014, or a total fair value of $280,000, at the date of issuance, which was the closing price per share of the Common Stock as reported by the OTCM on the date of issuance. On July 30, 2019, the 14,860,346 shares that had been issued to Ryan Medico were forfeited to the Company and cancelled. The subsequent forfeiture of the Common Stock was accounted for on the accompanying Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Deficit as a reduction in the Common Stock and additional paid-in capital.

On January 16, 2019, pursuant to the terms of an employment agreement between the Company and Chad Webb dated December 1, 2018, the Company issued to Mr. Webb 5,000,000 shares of Common Stock as payment of $277,000 in compensation owed for services provided. The shares had a per-share fair market value of $0.0554, based on the closing price of the Common Stock as reported by the OTCM on the date of issuance.

Kona Gold Beverage, Inc.
(formerly known as Kona Gold Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On May 23, 2019, the Company issued 100,000 shares of Common Stock equal to $13,100, to each of Jazmin Gonzalez and Michelle Motta as an incentive bonus. At the date of issuance, the per-share fair market value was $0.131 based on the closing price of the Common Stock on the date of issuance as reported by the OTCM. On November 7, 2019, the 100,000 shares that were issued to Michelle Motta were forfeited to the Company and cancelled, which resulted in a reduction in compensation expense of $13,100.

On July 30, 2019, 14,860,346 shares of Common Stock were forfeited to the Company. These shares were originally issued on April 7, 2016 for services rendered by Ryan Medico. The return of these shares increased additional paid-in capital by $149.

On August 12, 2015, the Company entered into an Employment Agreement with Robert Clark (the “Clark Employment Agreement”). On December 1, 2016, the Company entered into an Amendment to Employment Agreement (the “Clark Amendment”; and, together with the Clark Employment Agreement, the “Amended Clark Employment Agreement”). Pursuant to the terms of the Amendment Clark Employment Agreement, the Company agreed to issue, among other securities, 200,000,000 shares of the Common Stock. Immediately, Mr. Clark decided to defer receipt of 80,000,000 of such shares; thus leaving 120,000,000 shares of the Common Stock to be issued to him. Those 120,000,000 shares of the Common Stock were issued to Mr. Clark, as follows: (i) on October 28, 2015, the Company issued 30,000,000 of such shares at the per-share fair market value of $0.015, based on the closing price of the Common Stock as reported by the OTCM on the date of issuance; (ii) on March 2, 2016, the Company issued 40,000,000 of such shares at the per-share fair market value of $0.0250 based on the closing price of the Common Stock as reported by the OTCM on the date of issuance; and (iii) on Mary 16, 2016, the Company issued 50,000,000 of such shares at the per-share fair market value of $0.0036 based on the closing price of the Common Stock as reported by the OTCM on the date of issuance. The Company accrued 80,000,000 shares of the Common Stock on December 31, 2016 that were not issued. At the date of accrual, the per-share fair market value of the shares was $0.0025 based on the closing price of the Common Stock as reported by the OTCM on the date of issuance. On April 19, 2018, 40,000,000 shares were cancelled and returned to the Company for accrual valued at $1,000,000 by Mr. Clark. On July 31, 2019, an additional 50,000,000 shares were cancelled and returned to the Company for accrual valued at $180,000. Accordingly, as of June 30, 2020, Mr. Clark was the record and beneficial owner of 17,100,000 of shares of the Common Stock and, subject to the July 2020 issuance to Mr. Clark of 140 shares of Series C Preferred, the Company accrued and owed to Mr. Clark an aggregate of 170,000,000 shares to be reissued to him upon his request pursuant to the terms of the oral agreement with him.

The Company issued 5,000,000 shares of Common Stock on January 27, 2020 to Lori Radcliffe pursuant to that certain Employment Agreement dated October 7, 2019, by and between Ms. Radcliffe and the Company. At the date of issuance, the per-share fair market value of the shares was $0.0637 based on the closing price of the Common Stock as reported by the OTCM on the date of issuance, for a total value of $318,500.

On April 3, 2020, the Company issued 5,000,000 shares of the Common Stock to Paul O’Renick pursuant to an Employment Agreement dated October 1, 2019 in exchange for compensation owed in the amount of $157,500 for services provided. At the date of issuance, the per-share fair market value was $0.0315 based on the closing price of the Common Stock as reported by the OTCM on the date of issuance.

NOTE 13 – SPONSORSHIPS

On May 1, 2019, the Company entered into a sponsorship agreement with Ryan Dodd, a professional waterski jumper (the “Dodd Agreement”), whereby the Company agreed to pay monthly sponsorship fees of $1,250 for one year. On May 23, 2019, the Company issued Mr. Dodd 262,500 shares of Common Stock. At the date of issuance, the shares of Common Stock had a fair market value of $0.131 per share based on the closing price of the Common Stock on the date of issuance as reported by the OTCM, representing $34,388 as payment for the Company’s sponsorship. The Dodd Agreement was extended in January 2020 for an additional one-year term. On April 3, 2020, the Company issued 85,000 shares of the Common Stock to Ryan Dodd pursuant to the Dodd Agreement. At the date of issuance, the per-share fair market value was $0.0315 based on the closing price of the Common Stock as reported by the OTCM on the date of issuance, representing a payment of $2,578 for sponsorship fees.

Kona Gold Beverage, Inc.
(formerly known as Kona Gold Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. The following represents the Company’s commitments and contingencies as of December 31, 2020:

Operating Lease – The Company currently leases approximately 4,500 square feet of corporate office and warehouse space located at 746 North Drive, Suite A, Melbourne, Florida 32934. The lease is for a five-year term, and expires on May 31, 2023. The initial monthly base rent was approximately $3,994, plus state taxes. The monthly base rent increases annually by three percent, beginning on June 1, 2019 and each June 1st thereafter. During the lease year that commenced on June 1, 2020, the Company’s monthly base rent will be $4,114. For the year ended December 31, 2020, the Company recognized operating lease expense of $58,069, which is included in in selling, general and administrative expenses in the accompanying Consolidated Statements of Loss.

NOTE 15 – LEASE LIABILITIES

The Company reported the following operating lease liabilities as of September 30, 2020:

A.	Right-of-Use Operating Lease – On May 22, 2019, Gold Leaf entered into a lease agreement for 30,000 square feet of office and warehouse space in Greer County, South Carolina. The agreement includes monthly payments of $13,429, and included a $6,500 deposit. For the year ended December 31, 2020, the Company recognized right-of-use operating lease expense of $148,895, which is included in in selling, general and administrative expenses in the accompanying Consolidated Statements of Loss.

B.	On March 17, 2020, Kona entered into a lease agreement for equipment. The agreement includes monthly payments of $676. For the year ended December 31, 2020, the Company recognized right-of-use operating lease expense of $5,522, which is included in in selling, general and administrative expenses in the accompanying Consolidated Statements of Loss.

Amounts recognized as right-of-use assets, net related to operating leases are included in noncurrent assets in the accompanying Consolidated Balance Sheet, while related lease liabilities are included in current portion of long-term debt and long-term debt. At December 31, 2020 and 2019, the right-of-use asset and lease liability related to the operating leases were as follows:

	December 31, 2020	December 31, 2019
Right-of-use asset	$1,072,094	$378,013
Amortization of right-of-use asset	(159,101)	(39,709)
Right-of-use asset, net	$912,993	$338,304

Operating lease liability
Current portion of long-term lease	$149,407	$71,032
Long-term lease	763,586	286,139
Total operating lease liability	$912,993	$357,171

Kona Gold Beverage, Inc.
(formerly known as Kona Gold Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The future payments due under operating leases is as follows:

Fiscal year ending:
December 31, 2021	149,407
December 31, 2022	154,416
December 31, 2023	160,631
December 31, 2024	167,587
December 31, 2025	167,537
2026 and thereafter	113,415
$912,993

NOTE 16 – REVENUE

The Company determined that the majority of the Company’s revenue earned from its two reporting segments is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. The Company does not have a significant financing component or payment terms, and the Company does not have any material unsatisfied performance obligations. The Company’s revenues are obtained in similar geographical locations within the United States. The Company’s operating segments are expected to have essentially the same future prospects, similar gross margins, sales trends, and the nature of our products and customers are essentially the same. Furthermore, the Company regularly reviews disaggregated revenue by source for evaluating the financial performance of its operations and making resource decisions. The Company’s revenue is broken down by the following:

●	Distributors – revenue derived from direct sales to distributors for resale of its products: Kona Gold hemp-infused energy drinks, HighDrate CBD-infused energy waters, and Storm CBD-infused water.
●	Amazon Sales – revenue derived from customer purchases through Amazon.com of our Kona Gold hemp-infused energy drinks.
●	Online Sales – revenue derived from customer purchases through the Company’s websites: KonaGoldHemp.com and HighDrateMe.com of the following products: Kona Gold hemp-infused energy drinks and apparel, HighDrate CBD-infused energy waters, and Storm CBD-infused water.
●	Gold Leaf Distribution – revenue derived from Gold Leaf, which is the Company’s wholly-owned subsidiary, that focuses on the distribution of premium beverages and snacks in key markets. These markets include over 500 accounts in grocery stores, convenience stores, smoke shops, vape shops, and specialty stores located in Florida and South Carolina. Gold Leaf’s product line includes alkaline waters, beverages for kids, energy drinks, fruit flavored sodas, low-carb lemonade, healthy aloe juice drinks, and CBD-infused jellybeans, all of which complement the Company’s current product offerings.
●	Shipping – revenue derived from shipping from direct sales of the Company’s product through KonaGoldHemp.com and HighDrateMe.com.
●	Sales Returns and Allowances – the amount reduced from all revenue sources to allow for product returns.

Kona Gold Beverage, Inc.
(formerly known as Kona Gold Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following tables presents our net revenues, by revenue source, and the period-over-period percentage change, for the period presented:

	Years Ended December 31,
	2019	2020
Revenue Source	Revenue	Revenue	% Change
Distributors	$1,315,007	$438,745	(67)%
Amazon	133,787	87,965	(34)%
Online Sales	93,124	55,190	(41)%
Gold Leaf Distribution	70,555	332,371	371%
Shipping	70,339	24,663	(65)%
Sales Returns and Allowances	(51,159)	(28,707)	(44)%
Net Revenues	$1,631,653	$910,227	(44)%

The following tables presents our net revenues, by revenue source, as a percentage of total net revenues for the periods presented:

	Years Ended December 31,
Revenues	2019	2020
Distributors and Resellers	81%	48%
Amazon	8%	10%
Online Sales	6%	6%
Gold Leaf Distribution	4%	37%
Shipping	4%	3%
Sales Returns, and Allowances	(3)%	(3)%

NOTE 17 – SEGMENTS

The Company has two reportable segments:

●	Beverages. Includes three types of beverage products: (i) hemp-infused energy drinks, (ii) CBD-infused energy water, and (iii) CBD-infused high-alkaline water, as well as apparel with the Kona Gold logo. The Beverages Segment includes all of Kona’s and HighDrate’s operations. The Company considers this a single operating segment for purposes of presenting financial information and evaluating performance. As such, the accompanying Consolidated Financial Statements present financial information in a format that is consistent with the internal financial information used by management. We do not accumulate revenues by product classification and, therefore, it is impractical to present such information.
●	Distribution. Includes the distribution of premium beverages and snacks in key markets. These markets include over 300 accounts in grocery stores, convenience stores, smoke shops, vape shops, and specialty stores located in Florida and South Carolina. In addition to distributing the Company’s own beverage products, the Company also distributes other products, including alkaline waters, beverages for kids, energy drinks, fruit flavored sodas, low-carb lemonade, healthy aloe juice drinks, and CBD-infused jellybeans, all of which complement the Company’s current product offerings. The Distribution Segment includes all of Gold Leaf’s operations.

Amounts that do not relate to a reportable segment have been allocated to “Corporate and Eliminations.”

Kona Gold Beverage, Inc.
(formerly known as Kona Gold Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following tables present information about our reportable segments.

	December 31, 2020	December 31, 2019
CURRENT ASSETS:
Beverages Segment	$824,835	$800,378
Distribution Segment	(146,894)	44,809
Corporate and eliminations	105,671	(40,630)
Total Current Assets	$783,612	$804,557

NON-CURRENT ASSETS:
Beverages Segment	$1,063,074	$514,312
Distribution Segment	85,546	40,356
Corporate and eliminations	8,233	10,205
Total Non-Current Assets	$1,156,853	$564,873

CURRENT LIABILITIES:
Beverages Segment	$1,879,305	$1,356,599
Distribution Segment	72,576	61,027
Corporate and eliminations	1,424,367	98,020
Total Current Liabilities	$3,376,248	$1,515,646

NON-CURRENT LIABILITIES:
Beverages Segment	$2,616,018	$1,685,260
Distribution Segment	192,350	159,500
Corporate and eliminations	-	-
Total Non-Current Liabilities	$2,808,368	$1,844,760

	Years Ended December 31,
	2019	2020
REVENUES, NET OF SALES, RETURNS, AND ALLOWANCES:
Beverages Segment	$1,635,669	$718,455
Distribution Segment	83,051	332,371
Corporate and Eliminations	(87,067)	(140,599)
Total Revenues, Net of Sales, Returns, and Allowances	$1,631,653	$910,227

COST OF REVENUES:
Beverages Segment	1,333,135	492,096
Distribution Segment	68,012	249,780
Corporate and Eliminations	(87,067)	(87,699)
Total Cost of Revenues	$1,314,080	$654,177

OPERATING EXPENSES:
Beverages Segment	$3,372,392	$1,729,768
Distribution Segment	150,401	276,248
Corporate and Eliminations	65,815	608,808
Total Operating Expenses	$3,588,608	$2,614,824

OTHER INCOME / (EXPENSE):
Beverages Segment	$1,483,366	$(45,292)
Distribution Segment	-	2,745
Corporate and Eliminations	-	(724,274)
Total Other Income / (Expense)	$(1,483,366)	$(766,821)

NET LOSS:
Beverages Segment	$(1,586,492)	$(1,548,700)
Distribution Segment	(135,362)	(190,912)
Corporate and Eliminations	(65,815)	(1,385,983)
Total Net Loss	$(1,787,669)	$(3,125,595)

Kona Gold Beverage, Inc.
(formerly known as Kona Gold Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – SETTLEMENT

On June 13, 2019, the Company, through its wholly-owned subsidiary, HighDrate, entered into the Settlement Agreement with Tre Holdco. Pursuant to the Settlement Agreement, Tre Holdco assigned U.S. Trademark Reg. No. 5,351,770 for “Highdrate” to the Company and, in exchange, the Company paid to Tre Holdco a cash payment of $22,500 and issued to Tre Holdco 500,000 shares Common Stock. On June 17, 2019, the Company issued these shares. The per-share fair market value at the date of issuance was $0.1185. The “HighDrate” trademark is included in intangible assets at a total value of $81,750, net of accumulated amortization in the accompanying Consolidated Balance Sheets dated September 30, 2020 and December 31, 2019. See Note 4, Goodwill and Intangible Assets, for additional information.

On June 13, 2019, the Company, through its wholly-owned subsidiary, HighDrate, entered into a Confidential Settlement Agreement (the “Settlement Agreement”) with Tre Holdco Inc. (“Tre Holdco”). Pursuant to the Settlement Agreement, Tre Holdco assigned U.S. Trademark Reg. No. 5,351,770 for the mark “Highdrate” to the Company and, in exchange, the Company paid to Tre Holdco a cash payment in the amount of $22,500 and issued to Tre Holdco 500,000 shares of Common Stock. The shares were issued on June 17, 2019 and, on such date, the per-share fair market value, based on the closing price of common stock as reported by the OTCM, was $0.1185, representing a total fair value of $59,250.

NOTE 19 – GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying Consolidated Financial Statements, during the year ending December 31, 2020, the Company incurred a net loss of $3,125,595, used cash in operations of $1,370,123 and had a stockholders’ deficit of $4,244,153 as of December 31, 2020. In the year ending December 31, 2019, the Company incurred a net loss of $1,787,669 and used cash in operations of $1,228,699 and had a stockholders’ deficit of $1,990,976 as of December 31, 2019.

The Company attributes this decrease in sales to the discontinuation of smaller distributor agreements in an effort to sign more favorable agreements with larger, reputable tier 1 and mid-size distributors and grocery chains. These contracts saw unforeseen delays and were additionally impacted by the COVID-19 pandemic during the fiscal year. The COVID-19 delayed the Company’s launch of a variety of new products during most of the 2020 fiscal year – drinks and non-drink line broadening items. We expect that revenue will increase in fiscal year 2021 as distribution related to our current distributors affected by COVID-19 that have resumed distribution will continue to see fewer impacts from the COVID-19 pandemic going forward. Despite the impact from COVID-19 on our revenues in the fiscal year 2020, we still anticipate to sign larger, more favorable agreements with larger, tier 1 and mid-size distributors in our Beverage Segment during fiscal 2021.

Kona Gold Beverage, Inc.
(formerly known as Kona Gold Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As a result, the Company’s continuation as a going concern is dependent on the ability to obtain additional financing until we can generate sufficient cash flow from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations. There is no assurance that we will ever be profitable or that debt or equity financing will be available to us in the amounts, on terms, and at times deemed acceptable to us, if at all. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business, as planned, and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment. The accompanying Consolidated Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 20 – CONCENTRATIONS

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, less intercompany transactions. In addition, certain customers had outstanding accounts receivables that individually represented 10% or more of the Company’s total outstanding accounts receivables, less intercompany transactions, but before receivable allowances. These customers are as follows:

In the accompanying Consolidated Balance Sheet as of December 31, 2020, the Company’s net accounts receivable were $(10,508), representing total accounts receivable of approximately $22,166 less sales returns and allowance of approximately $28,707 and less doubtful accounts of approximately $3,967. In the accompanying Consolidated Balance Sheet as of December 31, 2019, the Company’s net accounts receivable were $63,593, representing total accounts receivable of approximately $119,771 less sales returns and allowances of approximately $51,159 and less doubtful accounts of approximately $5,019. The breakdown of the Company’s accounts receivable is as follows:

	December 31, 2020	December 31, 2019
Total Accounts Receivable	$22,166	$119,771
Less: Sales Returns and Allowances	28,707	$51,1599
Less: Doubtful Accounts	3,967	$5,019
Accounts Receivable, net	$(10,508)	$63,5934

The Company determined that four customers accounted for approximately 76% (or approximately 26%, 22%, 14% and 14%), or an aggregate of $16,904, of the outstanding total accounts receivable of $22,166 as of December 31, 2020. The Company determined that one customer accounted for approximately 16%, or $19,471, of the outstanding total accounts receivable of $119,771 as of December 31, 2019.

In the accompanying Consolidated Statements of Loss for the year ended December 31, 2020, no one customer represented 10% or more of the Company’s total net revenue of $910,227 for the year ended December 31, 2020. In the accompanying Consolidated Statements of Loss for the year ended December 31, 2019, no one customer represented 10% or more of the Company’s total net revenue of $1,631,653 for the year ended December 31, 2019.

Kona Gold Beverage, Inc.
(formerly known as Kona Gold Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The raw materials used in the production of the Company’s products are obtained by the Company’s co-packers and consist primarily of materials such as the flavors, caffeine, sugars or sucralose, taurine, vitamins, CBD, and hemp seed protein contained in its beverages, the bottles in which its beverages are packaged, and the labeling on the outside of its beverages. These principal raw materials are subject to price and availability fluctuations. The Company currently relies on a few key co-packers, which in turn rely on a few key suppliers. The Company continually endeavors to have back-up co-packers, which co-packers would in turn depend on their third-party suppliers to supply certain of the flavors and concentrates that are used in the Company’s beverages. The Company is also dependent on these co-packers to negotiate arrangements with their existing suppliers that would enable the Company to obtain access to certain of such concentrates or flavor formulas under certain extraordinary circumstances. Additionally, in a limited number of cases, the Company’s co-packers may have contractual restrictions with their suppliers or the Company’s co-packers may need to obtain regulatory approvals and licenses that may limit the co-packers’ ability to enter into agreements with alternative suppliers. Contractual restrictions in the agreements the Company has with certain distributors may also limit the Company’s ability to enter into agreements with alternative distributors. The Company believes that a satisfactory supply of co-packers will continue to be available at competitive prices, although there can be no assurance in this regard. With respect to Gold Leaf’s operations, the Company continually endeavors to contract with additional beverage vendors to ensure the Company has adequate inventory. The Company believes that a satisfactory supply of vendors will continue to be available at competitive prices, although there can be no assurance in this regard.

The Company had certain vendors that individually represented 10% or more of the Company’s inventory purchases. For the year ended December 31, 2020, the Company did not purchase in excess of 10% of its inventory from any single vendor. For the year ended December 31, 2019, the Company purchased 86% of the Company’s inventory from two vendors, of which no amount was due to these vendors as of December 31, 2019.

NOTE 21 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through April 14, 2021, the date that the December 31, 2020 Consolidated Financial Statements were issued, and has determined the following events have occurred that would warrant additional disclosure:

(1)	In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In January 2020, the WHO declared the COVID-19 outbreak a “Public Health Emergency of International Concern.” This worldwide outbreak has resulted in the implementation of significant governmental measures, including lockdowns, closures, quarantines, and travel bans intended to control the spread of the virus. Companies are also taking precautions, such as requiring employees to work remotely, imposing travel restrictions, and temporarily closing businesses and facilities. These restrictions, and future prevention and mitigation measures, have had an adverse impact on global economic conditions and are likely to have an adverse impact on consumer confidence and spending, which could materially adversely affect the supply of, as well as the demand for, the Company’s products. Uncertainties regarding the economic impact of COVID-19 are likely to result in sustained market turmoil, which could also negatively impact the Company’s business, financial condition, and cash flow.

The extent of the effect of COVID-19 on the Company’s operational and financial performance will depend on future developments, including the duration, spread, and intensity of the outbreak, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on the Company’s business. However, as the pandemic continued for much of the 2020 fiscal year and if it continues for a prolonged period in the 2021 fiscal year, it could have a continuing material adverse effect on the Company’s business, results of operations, financial condition, and cash flow and adversely impact the quoted price of the Common Stock on the OTCM’s OTCQB® Venture Market.

The extent to which the COVID-19 pandemic will further impact the Company’s business will depend on future developments and, given the uncertainty around the extent and timing of the potential future spread or mitigation and around the imposition or relaxation of protective measures, the Company cannot reasonably estimate the impact to its business at this time.

Kona Gold Beverage, Inc.
(formerly known as Kona Gold Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(2)

On January 12, 2021, the Company issued an aggregate of 10,887,819 shares of Common Stock upon the conversion of $200,000 of the principal of, and $1,425 of accrued interest on, the Third 2020 Debenture. At the time of conversion, the VWAP during the previous 15 trading days was $0.0231. The Third 2020 Debenture was converted at the conversion price of $0.0185, which was the lower of the 2020 Fixed Conversion Price and the 2020 Market Conversion Price.

(3)

On January 21, 2021, the Company entered into an Agreement and Plan of Merger with S and S Beverage, Inc. and its shareholders and acquired all of the capital stock of S and S Beverage Inc. (“S and S”). To consummate the Acquisition, a Certificate of Merger with the Wisconsin Department of Financial Institutions (the “Merger Certificate”) on February 1, 2021. On January 22, 2021, (i) Kona Gold, (ii) KGS Temporary Company, Inc. (Kona Gold Beverage, Inc. “Acquisition Subsidiary”), (iii) S and S, (iv) William J. Stineman and K&L Beverage, LLC, a Wisconsin limited liability company (as the indemnifying S and S shareholders), and (v) Mr. Stineman (as representative of the S and S Shareholders) entered into the Agreement and Plan of Merger (the “Merger Agreement”). S and S merged with and into our Acquisition Subsidiary; S and S was the surviving entity and became our wholly-owned subsidiary of Kona Gold Beverage, Inc. The Merger Agreement contains customary representations, warranties, covenants, and agreements of the parties, including certain indemnification rights in favor of us that are customary for a transaction of this nature and magnitude. The two individual members of K&L Beverage, LLC, agreed to guarantee its indemnification obligations in Kona Gold Beverage, Inc.’s favor.

Pursuant to the Merger Agreement, and subject to the terms and conditions contained therein, we acquired all of the shares of capital stock of S and S from the five holders thereof (the “S and S Legacy Shareholders”). In consideration thereof, we issued to them an aggregate of nine million restricted shares of Kona Gold Beverage, Inc.’s common stock (the “Acquisition Stock”) on a pro rata basis. Kona Gold Beverage, Inc. did not grant them any registration rights in respect of the shares of Acquisition Stock. We also agreed to pay an aggregate of $1,050,000 (the “Aggregate Acquisition Payments”), the majority of which is allocated to certain creditors of S and S (including one of the S and S Legacy Shareholders) and approximately $89,000 of which (the “Remaining Acquisition Payments”) is allocated to the S and S Legacy Shareholders on a pro rata basis. $400,000 of the Aggregate Acquisition Payments are scheduled to be paid in the next two weeks. The balance of the Aggregate Acquisition Payments, including the Remaining Acquisition Payments, are scheduled to be paid in monthly installments, in arrears on the tenth calendar day of each month, commencing on March 10, 2021, at a rate equivalent to $2.00 per case of Lemin Superior Lemonade (the product line of S and S) that we sell until the Aggregate Acquisition Payments have been paid in full. In addition to the Aggregate Acquisition Payments, we also assumed and agreed to pay certain other liabilities of S and S as set forth in the Merger Agreement.

(4)	On January 25, 2021, the Company issued an aggregate of 7,094,732 shares of Common Stock upon the conversion of $150,000 of the principal of, and $1,118 of accrued interest on, the First 2020 Debenture. At the time of conversion, the VWAP during the previous 15 trading days was $0.0266. The First 2020 Debenture was converted at the conversion price of $0.0213, which was the lower of the 2020 Fixed Conversion Price and the 2020 Market Conversion Price.

(5)	On January 25, 2021, the Company issued an aggregate of 5,183,613 shares of Common Stock upon the conversion of $100,000 of the principal of, and $10,411 of accrued interest on, the Second 2020 Debenture. At the time of conversion, the VWAP during the previous 15 trading days was $0.0266. The Second 2020 Debenture was converted at the conversion price of $0.0213, which was the lower of the 2020 Fixed Conversion Price and the 2020 Market Conversion Price.

Kona Gold Beverage, Inc.
(formerly known as Kona Gold Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(6)	On February 1, 2021 we entered into a Paycheck Protection Promissory Note in the original principal amount of $117,487 (the “PPP Loan”) with Wells Fargo Bank, N.A. The PPP Loan was made under, and is subject to, the terms and conditions of the Paycheck Protection Program (the “PPP”), which was established as part of the Coronavirus Aid, Relief and Economic Security Act and is administered by the U.S. Small Business Administration. The PPP provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The current term of the PPP Loan is five years, with a maturity date of February 1, 2026 and it contains a favorable fixed annual interest rate of 1.00%. Payments of principal and interest on the PPP Loan are deferred, and the Loan may be eligible for forgiveness pursuant to and in accordance with the PPP Program Requirements.

(7)

In February 2021, the Company completed a private placement transaction (the “2021 Private Placement”) of two secured convertible debentures (the “2021 Debentures”), convertible for up to 154,958,678 shares (the “2021 Conversion Shares”) of Common Stock and granted a Warrant to purchase Common Stock (the “2021 Warrant”), exercisable for up to 50,000,000 shares of Common Stock (the “2021 Warrant Shares”), pursuant to that certain Securities Purchase Agreement between the Selling stockholder and the Company, dated as of February 10, 2021 (the “2021 SPA”). The Company sold and issued the initial 2021 Debenture (the “First 2021 Debenture”) and granted the 2021 Warrant promptly after entering in the 2021 SPA. The Company will sell and issue the second 2021 Debenture (the “Second 2021 Debenture”) promptly after the SEC declares effective the 2021 Registration Statement (as defined below).

The 2021 Debentures are due 12 months from their respective issuance dates and are secured by all of the Company’s assets and the assets of each of its subsidiaries pursuant to that certain Security Agreement by and among the Selling Stockholder, the Company’s subsidiaries, and the Company. Initially, the 2021 Debentures are convertible at the lower of (i) the fixed conversion price, which is $0.03 per share, subject to adjustment (the “2021 Fixed Conversion Price”), or (ii) 80% of the lowest daily volume weighted average price (“VWAP”) of our Common Stock during the 15 trading days immediately preceding the conversion date, subject to adjustment (the “2021 Market Conversion Price”). The 2021 Debentures contain an adjustment provision that, subject to certain exceptions, reduces the conversion price if the Company issues shares of its Common Stock or common stock equivalents at a price lower than the then-current conversion price of the 2021 Debentures. Any stock splits, reverse stock splits, recapitalizations, mergers, combinations and asset sales, stock dividends, and similar events will also result in an adjustment of the conversion price of the 2021 Debentures. The 2021 Debentures are subject to a “conversion blocker” such that the Selling Stockholder cannot convert any portion of the 2021 Debentures that would result in the Selling Stockholder and its affiliates holding more than 4.99% of the then-issued and outstanding shares of the Common Stock following such conversion (excluding, for purposes of such determination, shares of the Common Stock issuable upon conversion of the 2021 Debentures or exercise of the 2021 Warrant that had not then been converted or exercised, respectively). The Selling Stockholder can increase that 4.99% “conversion blocker” to 9.99% upon at least 65 days’ prior written notice to the Company. The 2021 Debentures accrue interest at an annual rate equal to 8% and are due and payable on their respective maturity dates (or sooner if the Selling Stockholder converts the 2021 Debentures or otherwise accelerates the maturity date, as provided for in the 2021 Debentures). Interest is payable either in cash or, if certain Equity Conditions (as defined in the 2021 Debentures) are then satisfied, in shares of the Common Stock at the 2021 Market Conversion Price on the trading day immediately prior to the date paid.

Kona Gold Beverage, Inc.
(formerly known as Kona Gold Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At the Company’s option, it has the right to redeem, in part or in whole, the outstanding principal and interest under the 2021 Debentures prior to their respective maturity dates; provided, that, as of the date of the holder’s receipt of the redemption notice, (i) the VWAP of the Common Stock is less than the 2021 Fixed Conversion Price, initially $0.03 per share, and (ii) there is no Equity Conditions failure. The Company must pay an amount equal to the principal amount being redeemed plus outstanding and accrued interest thereon, as well as a redemption premium equal to 15% of the outstanding principal amount being redeemed (the “Redemption Premium”). The Company must provide the holder 15 business days’ advance notice of its intent to make a redemption, setting forth the amount of principal and interest we desire then to redeem plus the applicable Redemption Premium.

The 2021 Debentures contain an adjustment provision that, subject to certain exceptions, reduces the conversion price if the Company issues shares of Common Stock or common stock equivalents at a price lower than the then-current conversion price of the 2021 Debentures. Any stock splits, reverse stock splits, recapitalizations, mergers, combinations and asset sales, stock dividends, and similar events will also result in an adjustment of the conversion price of the 2021 Debentures.

Pursuant to the 2021 SPA, the purchase price for the First 2021 Debenture was $900,000, less $41,000 for origination fees, which consisted of the “original issue discount” of $36,000 and $5,000 as a structuring fee. Pursuant to the 2021 SPA, the purchase price for the Second 2021 Debenture will be $600,000, less $24,000 as an “original issue discount.”

In connection with the 2021 Private Placement, the Company also granted the 2021 Warrant to purchase up to an aggregate of 50 million shares of the Common Stock. The 2021 Warrant has a three-year term and is immediately exercisable at an exercise price of $0.03 per share, subject to adjustment. If the Company fails to maintain an effective registration statement with the SEC covering the resale of the 2021 Warrant Shares, or if an Event of Default (as defined below) has occurred and is continuing, then the holder may exercise the 2021 Warrant on a “cashless” basis. “Event of Default” means an event of default under the 2021 SPA or the 2021 Debentures.

The 2021 Warrant contains an adjustment provision that, subject to certain exceptions, reduces the exercise price if the Company issues shares of our Common Stock or common stock equivalents at a price lower than the then-current exercise price of the 2021 Warrant. Any stock splits, reverse stock splits, recapitalizations, mergers, combinations and asset sales, stock dividends, and similar events will also result in an adjustment of the exercise price of the 2021 Warrant.

The 2021 Warrant is subject to an “exercise blocker” such that the Selling Stockholder cannot exercise any portion of the 2021 Warrant that would result in the Selling Stockholder and its affiliates holding more than 4.99% of the then-issued and outstanding shares of the Common Stock following such exercise (excluding, for purposes of such determination, shares of the Common Stock issuable upon exercise of the 2021 Warrant or conversion of the 2021 Debentures that had not then been exercised or converted, respectively). The Selling Stockholder can increase that 4.99% “exercise blocker” to 9.99% upon at least 65 days’ prior written notice to the Company.

Kona Gold Beverage, Inc.
(formerly known as Kona Gold Solutions, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the terms of the 2021 Registration Rights Agreement with the Selling Stockholder, the Company agreed to file a registration statement on Form S-1 (the “2021 Registration Statement”) with the SEC registering for resale the 2021 Conversion Shares and the 2021 Warrant Shares within 30 calendar days following the closing of the 2021 Private Placement. The Selling Stockholder has agreed to waive this 30-calendar-day provision for so long as the Company is utilizing its best efforts to file its Annual Report on Form 10-K for its fiscal year ended December 31, 2020, and promptly thereafter files the 2021 Registration Statement. Further, the Company agreed to use its best efforts to have the 2021 Registration Statement declared effective by the SEC as soon as practicable, but in no event later than the effectiveness deadline, or by the 5th trading day following the date on which the Company is notified that the 2021 Registration Statement will not be reviewed or is no longer subject to further review and comments. Pursuant to the 2021 Registration Rights Agreement, the Company is subject to partial liquidated damages equal to 2.0% of the aggregate purchase price paid by the holder pursuant to the 2021 SPA for either of the 2021 Debentures then held by the holder for failure to file the 2021 Registration Statement timely, failure to file with the SEC a request for acceleration in accordance with Rule 461 promulgated under the Securities Act, within five trading days after the date the Company is notified that the 2021 Registration Statement will not be reviewed or is not subject to further review, the 2021 Registration Statement is not declared effective by the effectiveness deadline, if after effectiveness, the 2021 Registration Statement ceases for any reason to remain continuously effective as required or if the holders are not permitted to utilize the prospectus therein to resell for more than 30 consecutive calendar days or more than an aggregate of 40 calendar days during any 12-month period, or if after the six-month anniversary of the 2021 Registration Rights Agreement, the Company does not have available adequate current public information as set forth in Rule 144(c). The parties agreed that the maximum aggregate liquidated damages payable to a holder of the 2021 Debentures under the 2021 Registration Rights Agreement is 24% of the aggregate purchase price paid by such holder pursuant to the 2021 SPA. The Company also agreed, among other things, to indemnify the Selling Stockholder from certain liabilities and to pay all fees and expenses incurred by the Company in connection with the registration of the 2021 Conversion Shares and the 2021 Warrant Shares held by the Selling Stockholder.

(8)	Pursuant to the Agreement and Plan of Merger with S and S Beverage, Inc., the Company issued 9,000,000 shares of its common stock to the legacy S and S Beverage, Inc. shareholders as follows: 6,300,000 shares to K & L Beverage; 1,980,000 shares to William J. Stineman; 360,000 shares to William F. Stineman; 270,000 shares to Gary Kramer; and 90,000 shares to Steven Sirus. The per-share fair market value of the common stock was $0.0301, based on the closing price of the Company’s common stock, as reported by OTC Markets Group Inc. on February 5, 2021, the date on which the Company filed its Current Report on Form 8-K disclosing the acquisition.

(9)	On February 19, 2021, the Company issued an aggregate of 7,252,634 shares of Common Stock upon the conversion of $150,000 of the principal of, and $855 of accrued interest on, the Second 2020 Debenture. At the time of conversion, the VWAP during the previous 15 trading days was $0.0260. The Second 2020 Debenture was converted at the conversion price of $0.0208, which was the lower of the 2020 Fixed Conversion Price and the 2020 Market Conversion Price.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of S and S Beverage, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of S and S Beverage, Inc. as of December 31, 2020 and 2019, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC
BF Borgers CPA PC

We have served as the Company’s auditor since 2020
Lakewood, CO
March 29, 2021

S and S Beverage, Inc.
BALANCE SHEETS

	December 31	December 31,
	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$30,075
Accounts receivable, net of allowance of $24,280 and $0, respectively	9,438	81,094
Inventory	240,797	254,996
Total current assets	250,235	366,165
NON-CURRENT ASSETS
Property, plant and equipment, net	12,200	13,168
Total assets	$262,435	$379,333

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$78,782	$105,603
Outstanding checks	6,362	-
Interest payable	11,915	-
Due to customers	19,667	47,553
Current note payable - related party	801,761	78,760
Total current liabilities	918,487	231,916
NON-CURRENT LIABILITIES
Note payable – related party, net of current	-	200,000
Total liabilities	918,487	431,916

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common Stock, $30.05 par value, 10,000 shares issued and outstanding, respectively	300,500	300,500
Additional paid-in capital	437,701	412,701
Accumulated deficit	(1,394,253)	(765,784)
Total stockholders’ deficit	(656,052)	(52,583)
Total liabilities and stockholders’ deficit	$262,435	$379,333

The accompanying notes are an integral part of these consolidated financial statements.

S and S Beverage, Inc.
STATEMENTS OF LOSS

	December 31,
	2020	2019
REVENUES	$342,972	$865,261
COST OF REVENUES	339,609	618,891
Gross profit	3,363	246,370

OPERATING EXPENSES
Selling, general and administrative expenses	606,627	1,010,565
Income (Loss) from operations	(603,264)	(764,195)
Other income / (expense)
Interest expense	(11,915)	(10,597)
Income tax expense, net	(13,290)	-
Net Income (Loss)	$(628,469)	$(774,792)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic and diluted	10,000	10,000

NET LOSS PER COMMON SHARE:
Basic and diluted	$(62.85)	$(77.48)

The accompanying notes are an integral part of these consolidated financial statements.

S and S Beverage, Inc.
STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock $.00001 Par		Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balance December 31, 2018	10,000	$300,500	$-	$9,008	$309,508
Loan Forgiveness			412,701		412,701
Net Income (Loss)				(774,792)	(774,792)
Balance December 31, 2019	10,000	$300,500	$412,701	$(765,784)	$(52,583)
Loan Forgiveness			25,000		25,000
Net Income (loss)				(628,469)	(628,469)
Balance December 31, 2020	10,000	$300,500	$437,701	$(1,394,253)	$(656,052)

The accompanying notes are an integral part of these consolidated financial statements.

S and S Beverage, Inc.
STATEMENTS OF CASH FLOWS

	For the years Ended December 31,
	2020	2019
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net Income	$(628,469)	$(774,792)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	968	968
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	71,656	(81,094)
Decrease (increase) in inventory	14,199	(74,888)
Increase (decrease) in accounts payable	(26,821)	88,338
Increase (decrease) in interest payable	11,915	-
Increase (decrease) in due to/from customers	(27,886)	314,083
Net cash provided by (used in) operating activities	(584,438)	(486,613)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	-	-
Net cash provided by (used in) investing activities	-	-

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Changes in note payable – related party	548,001	514,752
Net cash provided by (used in) financing activities	548,001	514,752
Net cash increase/(decrease) for period	(36,437)	28,139
Cash at beginning of period	30,075	1,936
Cash at end of period	$(6,362)	$30,075

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$13,290	$-
Cash paid for interest	$11,915	$10,597

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

S and S Beverage, Inc. (the “Company”), a Wisconsin Corporation, owns and operates a line of superior lemonade products in four distinct flavors under the Lemin brand. The Company is primarily focused on product development in the functional beverage sector.

Accounting Standards Codification subtopic Segment Reporting 280-10 (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all the financial information related to the Company’s only material principal operating segment.

The Company currently sells its products through resellers, the Company website, and distributors that span across the United States. The Company’s products are available in wide variety of stores, including convenience and grocery stores, and gift shops.

Effects of COVID-19

In January 2020, the World Health Organization (the “WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) that originated in Wuhan, China and generated significant risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in global exposure. The COVID-19 pandemic is disrupting businesses and affecting production and sales across a range of industries, as well as causing volatility in the financial markets. The extent of the impact of the COVID-19 pandemic on the Company’s consumer demand, sales, and financial performance will depend on certain developments, including, among other things, the duration and spread of the outbreak and the impact on the Company’s consumers and employees, all of which are uncertain and cannot be predicted. Management is actively monitoring this situation and potential impacts on our financial condition, liquidity, and results of operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.	Basic of presentation

The accompanying consolidated financial statements are unaudited and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. These unaudited consolidated financial statements have been prepared on the accrual basis of accounting and in accordance with generally accepted accounting principles (“GAAP”) in the United States.

B.	Use of estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reporting period. Actual events and results could differ from those assumptions and estimates.

C.	Cash and cash equivalents

For the purpose of reporting cash flows, the Company considers all unrestricted, highly liquid investments with an initial maturity of three months or less to be cash equivalents.

D.	Fair value of financial instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of accounts payable, accrued liabilities, and notes payable approximate fair value given their short-term nature or effective interest rates. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value. A fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted price in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarch is as follows:

Leve 1 – quoted prices in active markets for identical assets or liabilities;

Level 2 – inputs other than Level 1 that are observable, either directly or indirectly; such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets and liabilities in markets that are not active, or inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

E.	Accounts receivable

Accounts receivable are recorded at net realizable value. The Company determines provisions for uncollectible accounts, sales returns, and claims based upon factors including the credit risk and activity of specific customers, historical trends, and other information. In the circumstance that the Company becomes aware of a specific customer’s inability to meet its financial obligations, bad debt charges are recorded based on an overall assessment of past due accounts receivable outstanding. No bad debt was recorded in the accompanying statement of income years ending December 31, 2020 and 2019, respectively. Management will review annually to determine provisions and record an allowance as deemed necessary. In the opinion of management, no provision is deemed necessary for sales returns and all accounts were deemed collectible at December 31, 2020 and 2019, respectively. The balance of allowance for Uncollectible Accounts as of December 31, 20120 and 2019 is $24,280 and $0, respectively.

F.	Inventories

The Company’s inventories are valued at the lower cost or net realizable value. The Company’s inventories consist almost entirely of finished goods and freight. We periodically evaluate and adjust inventories for obsolescence. In the opinion of management, no provision for obsolescence is deemed necessary. The shelf life of all beverage inventory is two years, and as of the balance sheet dated December 31, 2020 and December 31, 2019, all inventory is current.

G.	Property, plant and equipment

Property, plant and equipment are reported on the balance sheet at cost less accumulated depreciation. Assets with a useful life greater than one year and cost greater than $100 are capitalized. Maintenance and repairs are charged to expense as incurred.

Depreciation is provided using the straight-line method over the estimated useful lives of the asset as follows:

Estimated useful lives (in years)
Furniture and fixtures	7
Machinery and equipment	7
Vehicles	5
Computer equipment	5 – 7

H.	Revenue recognition

The Company product sales include Lemin branded lemonade drinks. In evaluating the timing of the transfer of control of products to customers, we consider several indicators, including significant risks and rewards of products, our right to payment, and the legal title of the products. The Company recognizes revenue from product sales to customers, distributors and resellers when products that do not require further services by the Company are shipped, when there are no uncertainties surrounding customer acceptance and when collectability is reasonably assured. Sales are made to customers under terms allowing certain limited rights of return. Amounts billed to customers in sales transactions related to shipping and handling, represent revenues earned for the goods provided and are included in net sales. Costs of shipping and handling are included in cost of products sold.

The Company also sells its products, and beverages purchased for resale from several other beverage manufacturers to convenience stores, grocery stores, and smoke and gift shops. In evaluating the timing of the transfer of control of products to customers, the Company considers several indicators, including significant risks and rewards of products, the Company’s right to payment, and the legal title of the products. The Company recognizes revenue from product sales to resellers when products that do not require further services by the Company are shipped or delivered, when there are no uncertainties surrounding customer acceptance and when collectability is reasonably assured. Cash received by the Company prior to shipment is recorded as deferred revenue. Sales are made to customers under terms allowing certain limited rights of return. Amounts billed to customers in sales transactions related to shipping and handling, represent revenues earned for the goods provided and are included in net sales. Costs of shipping and handling are included in cost of products sold.

On January 1, 2019, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC Topic 606”). The underlying principle of ASC Topic 606 is to recognize revenue to depict the transfer of goods or services to a customer at the amount expected to be collected. The implementation of Topic ASC 606 had no impact on the prior period financial statements and no cumulative effect adjustment was recognized.

To apply these principles, Topic 606 outlines a five-step process:

1.	Identify the contract with a customer.
2.	Identify the separate performance obligations in the contract.
3.	Determine the transaction price.
4.	Allocate the transaction price to the separate performance obligations in the contract.
5.	Recognize revenue when (or as) the entity satisfies a performance obligation

Pursuant to ASC Topic 606, the Company recognizes revenue when performance obligations under the terms of a contract are satisfied, which occurs typically upon the transfer of control, including the risks and rewards of ownership. With respect to the Company, performance is deemed to occur upon shipment or delivery of products to its customers based on the written contract terms, which is also when control is transferred.

The Company evaluated the guidance in ASC 606-10-50-5 and the related implementation guidance to determine disaggregation of revenues that would be meaningful. The majority of the Company’s revenue earned from its Beverages and is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. The Company does not have significant financing component or payment terms, and it does not have any material unsatisfied performance obligations. The Company’s revenues are obtained in similar geographical locations within the United States. Furthermore, the Company’s operations in each of its reporting segments are expected to have essentially the same future prospects, similar gross margins, sales trends, and the nature of its products and customers are essentially the same. The sales from the Company’s beverage product types are organized as one reportable segment, which the Company refers to as the Beverages Segment

I.	Cost of revenue

Cost of revenues consist primarily of expenses associated with the delivery and distribution of products. These include expenses related to direct procurement costs and shipping and handling costs. The Company bills shipping and handling fees charged to customers as part of sales and the associated expense as part of cost of revenues. The costs are charged to cost of revenues in the same period that the associated revenue is earned.

J.	Impairment of long-lived assets

The Company evaluates its long-lived assets for financial impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company evaluates the recoverability of long-lived assets used in operations by measuring the carrying amount of the assets against their estimated undiscounted future cash flows. If such evaluations indicated that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to fair values. Management completed an impairment review as of December 31, 2020 and 2019 and determined long-lived assets were not impaired.

K.	Income taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, which clarifies the accounting and disclosure requirements for uncertainty in tax positions. It requires a two-step approach to evaluate tax positions and determine if they should be recognized in the financial statements. The two-step approach involves recognizing tax positions that are “more likely than not” to occur and then measuring those positions to determine if they are recognizable in the financial statements. Management regularly reviews and analyzes all tax and has determined that no uncertain tax positions requiring recognition have occurred.

The Company has no recorded liabilities for uncertain tax positions as of the accompanying Consolidated Balance Sheets dated December 31, 2020 and December 31, 2019, respectively.

L.	Advertising costs

The Company expenses costs of advertising and promotions as incurred. The Company includes in advertising costs inventory given away as promotional merchandise or free samples to create sales. Advertising and promotion costs for the year ended December 31, 2020 and 2019, were approximately $53,597 and $0, respectively, which amounts were included in selling, general and administrative expenses in the accompanying Consolidated Statements of Loss.

M.	Concentration of Credit Risk

The Company maintain cash balances at financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and had determined the credit exposure to be negligible.

N.	Basic and diluted earnings per share

In accordance with accounting guidance now codifies as FASB ASC 260 (Earnings per Share), basic income (loss) per common share is calculated using the weighted average number of shares outstanding during the periods reported. Diluted earnings per share include the weighted average effect of all dilutive securities outstanding during the periods presented.

Diluted per share loss is the same as basic per share loss when there is a loss from continuing operations.

O.	Segments

ASC 280-10, Segment Reporting (“ASC 280-10”), establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company identified one operating segment that reports revenue, including both sales to external customers and intersegment sales or transfers, that are 10% or more of the combined revenue, internal and external, of the Company’s operating segment.

P.	Recently issued accounting pronouncements

The Company has evaluated all recently issued accounting pronouncements, issued or proposed, by the FASB or other standards-setting bodies as of the period ending September 30, 2020. The Company does not expect a material impact on the Company’s financial position, result of operations, or cash flows from these pronouncements.

NOTE 2 – INVENTORY

Inventory consisted of the following:

	December 31, 2020	December 31, 2019
Lemin	$234,885	$143,686
Trays, Cans and Sleeves	5,912	87,064
Raw Materials	-	24,246
Total Inventory	$240,797	$254,996

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31, 2020	December 31, 2019
Star-up Cost	$11	$11
Website Costs	14,500	29,000
Less: Accumulated Depreciation	(2,311)	(15,843)
Property, plant and equipment, net	$12,200	$13,168

Amortization expense for the year ended December 31, 2020 was $968. For the year ended December 31, 2019, was $968, and is included in in selling, general and administrative expenses in the accompanying statements of income.

NOTE 4 – RELATED PARTY TRANSACTIONS

A.	Long-term debt consists of four notes payable with a related party:

1)	Long-term debt consists of one 8% interest per annum note payable for $200,000 from a related party. Payments of $9,045 per month were due beginning October 17, 2018. On June 1, 2020, an additional $35,000 was received on the same note, under new terms that the Note shall be payable in one (1) payment of principle plus interest at or before the maturity date of November 1, 2023. In the accompanying balance sheets dated December 31, 2020, and December 31, 2019, the balance of the note payable is $113,761 and 78,760, respectively, and accrued interest was $11,776 and $0, respectively.

2)	Long-term debt consists of one 8% interest per annum note payable for $612,700 from a related party on November 1, 2019. Note shall be payable in one (1) payment of principle plus interest at or before the maturity date of November 1, 2023. On December 31, 2019, $412,700 has been forgiven in full by the related party. In the accompanying balance sheets dated December 31, 2020, and December 31, 2019, the balance of the note payable is $200,000, respectively.

3)	Long-term debt consists of one 2% interest per annum note payable for $300,000 from a related party on February 1, 2020. Note shall be payable in one (1) payment of principle plus interest at or before the maturity date three (3) days after the sale of substantially all of the assets or equity. In the accompanying balance sheet dated December 31, 2020, the balance of the note payable is $300,000, and accrued interest was $9.953.

4)	Long-term debt consists of one 0% interest per annum note payable for $200,000 from a related party on July 31, 2020. Note shall be payable in one (1) payment of principle plus interest at or before the maturity date three (3) days after the sale of substantially all of the assets or equity. In the accompanying balance sheet dated December 31, 2020, the balance of the note payable is $198,000 and accrued interest was $0.

5)	Long-term debt consists of one 8% interest per annum note payable for $25,000 from a related party on April 30, 2020. Note shall be payable in one (1) payment of principle plus interest at or before the maturity date of November 1, 2023. On November 30, 2020, this debt was forgiven. In the accompanying balance sheet dated December 31, 2020, there is no balance due.

The future maturities are as follows:

December 31, 2021 – December 31, 2022	$-
November 1, 2023	798,261
$798,261

NOTE 5 – EQUITY TRANSACTIONS

Common Stock

The Company has authorized 10,000 shares of common stock with a par value of $30.50, of which 10,000 were issued and outstanding as of the year ended December 31, 2020, and year ended December 31, 2019, respectively.

Transactions

No equity transactions for the year ended December 31, 2020, and for the year ended December 31, 2019, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

NOTE 7 – GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying Consolidated Financial Statements, during the year ended December 31, 2020, the Company incurred a net loss of $628,469, used cash in operations of $584,438 and had a stockholders’ deficit of $656,052 as of December 31, 2020. In the year ending December 31, 2019, the Company incurred a net loss of $774,792, used cash in operations of $486,613 and had a stockholders’ deficit of $52,583 as of December 31, 2019.

The Company attributes this loss to an increase in general and administrative expenses, primarily wages and salaries, which are essential and integral to our success; sales and marketing; and professional fees. In addition, the Company was impacted by the COVID-19 pandemic at the end of the third quarter. The COVID-19 delayed the distribution of products during most of the first three quarters of 2020 – drink line broadening items. We expect that revenue will remain consistent in the last quarter of fiscal 2020 with the third quarter as distribution related to our current distributors affected by COVID-19 that have resumed distribution, will continue to see impacts from the COVID-19 pandemic.

As a result, the Company’s continuation as a going concern is dependent on the ability to obtain additional financing until we can generate sufficient cash flow from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations. In addition, we seek to be acquired and enter into an acquisition agreement. There is no assurance that we will ever be profitable or that debt or equity financing will be available to us in the amounts, on terms, and at times deemed acceptable to us, if at all. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. If we are unable to obtain financing or be acquired in the amounts and on terms deemed acceptable to us, we may be unable to continue our business, as planned, and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment. The accompanying Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 8 – CONCENTRATIONS

The Company has certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or outstanding accounts receivable individually represented 10% or more of the Company’s total outstanding accounts receivable, as follows:

For the year ended December 31, 2020, three customers individually represented 77%, or approximately $255,300 of the Company’s total revenue, and four customers accounted for 100%, or $33,718, of the outstanding accounts receivable, and the Company has recorded an allowance for uncollectible accounts of $24,280. The net accounts receivable for the year ending December 31, 2020 is $9,438 in the accompanying balance sheet. For the year ended December 31, 2019, two customers individually represented 33%, or approximately $272,000 of the Company’s total revenue, and six customers accounted for 78%, or $41,669, of the outstanding accounts receivable in the accompanying balance sheet.

The Company had certain vendors that individually represented 10% or more of the Company’s inventory purchases, as follows:

For the year ended December 31, 2020 balance sheet, the Company purchased 100% of the Company’s inventory from three vendors, of which $4,365 amount was due to these vendors. For the year ended December 31, 2019 balance sheet, the Company purchased 89% of the Company’s inventory from three vendors, of which $36,313 amount was due to these vendors.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 29, 2021, the date which the December 31, 2020 Financial Statements were issued, and has determined the following events have occurred that would warrant additional disclosure:

(1)	In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In January 2020, the WHO declared the COVID-19 outbreak a “Public Health Emergency of International Concern.” This worldwide outbreak has resulted in the implementation of significant governmental measures, including lockdowns, closures, quarantines, and travel bans intended to control the spread of the virus. Companies are also taking precautions, such as requiring employees to work remotely, imposing travel restrictions, and temporarily closing businesses and facilities. These restrictions, and future prevention and mitigation measures, have had an adverse impact on global economic conditions and are likely to have an adverse impact on consumer confidence and spending, which could materially adversely affect the supply of, as well as the demand for, the Company’s products. Uncertainties regarding the economic impact of COVID-19 are likely to result in sustained market turmoil, which could also negatively impact the Company’s business, financial condition, and cash flow.

The extent of the effect of COVID-19 on the Company’s operational and financial performance will depend on future developments, including the duration, spread, and intensity of the outbreak, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on the Company’s business. However, if the pandemic continues for a prolonged period, it could have a material adverse effect on the Company’s business, results of operations, financial condition, and cash flow and adversely impact the quoted price of the Common Stock on the OTCM’s OTCQB® Venture Market.

The extent to which the COVID-19 pandemic will further impact the Company’s business will depend on future developments and, given the uncertainty around the extent and timing of the potential future spread or mitigation and around the imposition or relaxation of protective measures, the Company cannot reasonably estimate the impact to its business at this time.

(2)	On January 21, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Kona Gold Beverage, Inc. (“Kona Gold”), pursuant to which it acquired all of the capital stock of the Company. The parties to the Merger Agreement are (i) Kona Gold, (ii) KGS Temporary Company, Inc., a wholly-owned subsidiary of Kona Gold (“Acquisition Subsidiary”), (iii) the Company, (iv) William J. Stineman and K&L Beverage, LLC (as the indemnifying parties on behalf of the Company’s shareholders), and (v) Mr. Stineman (as representative of the Company’s shareholders). As a result of the transactions contemplated by the Merger Agreement, the Company merged with and into the Acquisition Subsidiary. The Company was the surviving entity and became Kona Gold’s wholly-owned subsidiary. The Merger Agreement contains customary representations, warranties, covenants, and agreements of the parties, including certain indemnification rights in favor of Kona Gold that are customary for a transaction of that nature and magnitude. The two individual members of K&L Beverage, LLC, agreed to guarantee its indemnification obligations. To consummate the Acquisition, a Certificate of Merger was filed with the Wisconsin Department of Financial Institutions (the “Merger Certificate”) on February 1, 2021.

In consideration of the transactions contemplated by the Merger Agreement, Kona Gold issued to the Company’s shareholders an aggregate of nine million restricted shares of its common stock (the “Acquisition Stock”) on a pro rata basis. Kona Gold did not grant any registration rights in respect of the shares of Acquisition Stock. Kona Gold also agreed to pay an aggregate of $1,050,000 (the “Aggregate Acquisition Payments”), the majority of which is allocated to certain of the Company’s creditors (including one of the Company’s legacy shareholders) and approximately $89,000 of which (the “Remaining Acquisition Payments”) is allocated to the Company’s shareholders on a pro rata basis. $400,000 of the Aggregate Acquisition Payments were paid by February 11, 2021. The balance of the Aggregate Acquisition Payments, including the Remaining Acquisition Payments, are scheduled to be paid in monthly installments, in arrears on the tenth calendar day of each month, commencing on March 10, 2021, at a rate equivalent to $2.00 per case of Lemin Superior Lemonade that Kona Gold and the Company sells until the Aggregate Acquisition Payments have been paid in full. In addition to the Aggregate Acquisition Payments, Kona Gold assumed and agreed to pay certain other liabilities of the Company as set forth in the Merger Agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended December 31, 2018. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting using the criteria in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Based on our evaluation under the framework in COSO, our management concluded that our internal controls over financial reporting were ineffective as of December 31, 2018 based on such criteria. Deficiencies then existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may then have been considered to be material weaknesses. The matters involving internal controls and procedures that our management then considered to have been material weaknesses were:

(i)	inadequate segregation of duties and effective risk assessment; and

(ii)	insufficient staffing resources resulting in financial statement closing process.

The weaknesses and the related risks were not uncommon in a company of our size because of the limitations in the size and number of staff. To address these material weaknesses, our Chief Financial Officer performed additional analyses and other procedures, including the retention of qualified accounting professionals and the employment of a Controller in September 2018 to assist with the preparation of our financial statements, to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented. As of December 31, 2020, our management concluded that our internal controls over financial reporting, as of December 31, 2020, were no longer ineffective based on the above-referenced criteria.

By virtue of our receipt of additional financing during our 2020 fiscal year, we undertook remediation measures to address the above-described two-year old material weaknesses described in this Annual Report. Such remediation activities included the following:

(i)	we updated the documentation of our internal control processes, including formal risk assessment of our financial reporting processes; and

(ii)	we implemented procedures pursuant to which we can now ensure segregation of duties and hired additional resources to ensure appropriate review and oversight.

Notwithstanding the changes to our system of internal controls during the preceding two fiscal years, as described herein, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met under all potential conditions, regardless of how remote, and may not prevent or detect all errors and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Auditor’s Report on Internal Control Over Financial Reporting

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

All directors hold office for a one (1) year period and have been duly elected and qualified. Directors are elected at the annual meetings to serve for one-year terms or until his or her successor has been elected and qualified, or until his or her death, resignation, or removal. Each of our executive officers are appointed by and serves at the discretion of the Board.

Our directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Age	Position	Date First Elected or Appointed
Robert Clark	44	Chief Executive Officer, President, Chairman of our Board, and Secretary	August 12, 2015
Lori Radcliffe	47	Chief Financial Officer	October 7, 2019
Christopher Selinger	50	Vice President of Sales	September 1, 2018
William Jeffrey Outlaw	50	Independent Director	September 9, 2019
Matthew Crystal	49	Independent Director	July 26, 2018

Business Experience

The following is a brief overview of the business experience of each of our directors and executive officers during at least the past five years, including their principal occupations or employment during the period, the name and principal business of the organization by which they were employed, and certain of their other directorships:

Robert Clark, Chief Executive Officer, President, Chairman of our Board, and Secretary

Robert Clark has served as our Chief Executive Officer, President, and the Secretary and the Chairman of the Board since August 2015. Since August 2015, Mr. Clark also serves as an Audit, Compensation, and Governance and Nominating Committee member. Prior to joining us, Mr. Clark was the President of Branded Legacy (formerly known as Elev8 Brands, Inc.) from 2012 through 2015. Mr. Clark obtained a Bachelor of Science degree from the School of Business at the University of Central Florida in 2003. We believe that Mr. Clark’s background in product development and design, along with more than 12 years of management experience, allows him to have a great understanding of all levels within a company and successfully bring new products to market qualifies him to serve on our Board.

Lori Radcliffe, Chief Financial Officer

Lori Radcliffe has served as our Chief Financial Officer since October 2019. Ms. Radcliffe has worked in the accounting field since 2007, most recently as a Senior Accountant at Berman Hopkins Wright & Laham, CPA’s and Associates from 2015 through 2019. Ms. Radcliffe obtained her Bachelor of Science in Business Administration in Accounting from the University of Central Florida in 2016 and her MS in Accounting from Liberty University in 2019.

Christopher Selinger, Vice President of Sales

Christopher Selinger has served as our Vice President of Sales since September 2018. Prior to joining us, Mr. Selinger served as the Southeast Operations Manager of Southeast Beverage Company from 2015 to 2017 and as the Southeast Regional Sales Manager at Calypso Brands (King Juice Company, Inc.) from 2009 to 2015. Mr. Selinger obtained his Associate of Science degree in 1991 from Midland Technical College. We believe that Mr. Selinger’s background in growing Calypso Brands into a national brand gives him a great understanding of all levels within a company such as ours and the methods successfully to bring new products to market.

Matthew Crystal, Independent Director

Matthew Crystal has served as one of our independent directors since July 26, 2018. Mr. Crystal is also a member of our Audit Committee, Compensation Committee, and Governance and Nominating Committee. He has over 20 years of experience in direct response marketing, copywriting, and web development and specializes in technical training, marketing, presenting, and architectural marketing. Mr. Crystal is the co-founder, and since 2014, has been the Vice President of Operations and is currently the Chief Operations Officer of Elite Marketing Pro, LLC, a global community of over 50,000 active small business entrepreneurs in more than 100 countries. Mr. Crystal graduated from Florida State University in 1994 with a Bachelor of Science degree. We believe that Mr. Crystal’s leadership and marketing experience qualifies him to serve as a director.

William Jeffrey Outlaw, Independent Director

William Jeffrey Outlaw has served as an independent director of our Board since September 9, 2019. Mr. Outlaw also serves as a member of our Audit Committee Compensation Committee, and Governance and Nominating Committee. He has served as President of Calypso Brands at King Juice Company, Inc. since 2013. Mr. Outlaw has over 26 years of experience in the beverage industry, including both on the supplier and the distributor sides of the business, specializing in direct store delivery strategy routes to market. His experience includes financial marketing, sales experience in 35 countries and the United States, business development, and product development. His prior executive experience includes serving as general manager, executive vice president, and chief executive officer at Calypso Brands brings significant experience in the beverage industry, which qualifies him to serve as a director.

Director Qualifications

We believe that our directors should have the highest professional and personal ethics and values, consistent with our longstanding values and standards. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties for us. Each director must represent the interests of all stockholders. When considering potential director candidates, our Board also considers the candidate’s character, judgement, diversity, age, and skills, including business literacy and experience in the context of our needs and the needs of our Board.

Involvement in Certain Legal Proceedings

None of our director and executive officers has been involved in any of the following events during the past ten years:

(a)	any petition under the federal bankruptcy laws or any state insolvency laws filed by or against, or an appointment of a receiver, fiscal agent, or similar officer by a court for the business or property of such person, or any partnership in which such person was a general partner at or within two years before the time of such filing, or any corporation or business association of which such person was an executive officer at or within two years before the time of such filing;

(b)	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(c)	being subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining such person from, or otherwise limiting, the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association, or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; engaging in any type of business practice; or (ii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(d)	being the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (c)(i) above, or to be associated with persons engaged in any such activity;

(e)	being found by a court of competent jurisdiction (in a civil action), the SEC to have violated a federal or state securities or commodities law, and the judgment in such civil action or finding by the SEC has not been reversed, suspended, or vacated;

(f)	being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated;

(g)	being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended, or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(h)	being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Family Relationships and Other Arrangements

There are no family relationships among any of our directors or executive officers.

None of our directors or executive officers was selected to serve in their respective roles pursuant to any arrangement or understanding between such director or executive officer and any person.

Committees of our Board

We have an Audit Committee, a Compensation Committee, and a Governance and Nominating Committee. Currently, we have two independent directors, Matthew Crystal and William Jeffrey Outlaw, each of whom meets the independent director requirements of The Nasdaq Stock Market LLC and the SEC. Both independent directors serve on the Audit Committee, Compensation Committee, and Governance and Nominating Committee. Robert Clark, our President, Chief Executive Officer, and Chairman of our Board, serves on the Audit, Compensation, and Governance and Nominating Committees. Each committee has the responsibilities described below. During our fiscal year ended December 31, 2020, our Board acted by unanimous written consent six times, but did not have any formal Board meetings.

Audit Committee

On July 8, 2020, our Board adopted an audit committee charter (the “Audit Committee Charter”) to govern the Audit Committee. Currently, Messrs. Crystal, Outlaw, and Clark (Chairman) serve on the Audit Committee. As of the date of this Annual Report, none of the members qualifies as an “audit committee financial expert.” During our fiscal year ended December 31, 2020, our Audit Committee did not formally meet.

The Audit Committee Charter requires that each member of the Audit Committee meet the independence requirements of The Nasdaq Stock Market LLC and the SEC and requires that the Audit Committee have at least one member that qualifies as an “audit committee financial expert.” We intend to identify potential new directors that can serve as Audit Committee members and satisfy these requirements. In addition to the enumerated responsibilities of the Audit Committee in the Audit Committee Charter, the primary function of the Audit Committee is to assist our Board in its general oversight of our accounting and financial reporting processes, audits of our financial statements, and internal control and audit functions. The Audit Committee Charter can be found online at https://konagoldhemp.com/media/pubco/Kona-Gold-Solutions-Audit-Committee-Charter.pdf.

Compensation Committee

On July 8, 2020, our Board approved and adopted a charter (the “Compensation Committee Charter”) to govern the Compensation Committee. Currently, Messrs. Crystal, Outlaw, and Clark (Chairman) serve as members of the Compensation Committee. Messrs. Crystal and Outlaw each meet the independence requirements of The Nasdaq Stock Market LLC and the SEC, qualify as a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act, and qualify as an outside director within the meaning of Section 162(m) of the Code. In addition to the enumerated responsibilities of the Compensation Committee in the Compensation Committee Charter, the primary function of the Compensation Committee is to oversee the compensation of our executives, produce an annual report on executive compensation for inclusion in our proxy statement, if and when required by applicable laws or regulations, and advise our Board on the adoption of policies that govern our compensation programs. The Compensation Committee Charter may be found online at https://konagoldhemp.com/media/pubco/Kona-Gold-Compensation-Committee-Charter.pdf. During our fiscal year ended December 31, 2020, our Compensation Committee did not formally meet.

Governance and Nominating Committee

On July 8, 2020, our Board approved and adopted a charter (the “Nominating Committee Charter”) to govern the Governance and Nominating Committee (the “Nominating Committee”). Currently, Messrs. Crystal, Outlaw, and Clark (Chairman) serve as members of the Nominating Committee. The Nominating Committee Charter requires that each member of the Nominating Committee meets the independence requirements of Nasdaq and the SEC; however, currently only Messrs. Crystal and Outlaw qualify as independent. In addition to the enumerated responsibilities of the Nominating Committee in the Nominating Committee Charter, the primary function of the Nominating Committee is to determine the slate of director nominees for election to the board of directors, to identify and recommend candidates to fill vacancies occurring between annual stockholder meetings, to review our policies and programs that relate to matters of corporate responsibility, including public issues of significance to us and our stockholders, and any other related matters required by federal securities laws. The charter of the Nominating Committee may be found online https://konagoldhemp.com/media/pubco/Kona-Gold-Solutions-Nominating-Committee-Charter.pdf. During our fiscal year ended December 31, 2020, our Governance and Nominating Committee did not formally meet.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that has one or more executive officers serving on our Board or Compensation Committee.

Code of Ethics

On July 8, 2020, our Board approved and adopted a Code of Ethics and Business Conduct for Directors, Senior Officers, and Employees (the “Code of Ethics”) that applies to all of our directors, officers, and employees, including our principal executive officer and principal financial officer. The Code of Ethics addresses such individuals’ conduct with respect to, among other things, conflicts of interests; compliance with applicable laws, rules, and regulations; full, fair, accurate, timely, and understandable disclosure by us; competition and fair dealing; corporate opportunities; confidentiality; protection and proper use of our assets; and reporting suspected illegal or unethical behavior. The Code of Ethics is available on our website at https://konagoldhemp.com/media/pubco/Kona-Gold-Solutions-Code-of-Ethics-and-Business-Conduct.pdf.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the following “named executive officers,” for our 2020 and 2019 fiscal years:

(a)	all individuals serving as our principal executive officer during our 2020 fiscal year;

(b)	each of our two other most highly compensated executive officers who were serving as executive officers at the end of our 2020 fiscal year.

We did not have any individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer as of the end of our 2020 fiscal year.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)	Options Awards ($)	All Other Compensation ($)	Total ($)
Robert Clark, CEO, President,	2020	$350,000	(3)	$-	$-	$-	$-	$350,000	(3)
Chairman, and Secretary (1)	2019	$350,000	(3)	$-	$-	$-	$-	$350,000	(3)

Lori Radcliffe, CFO (2)	2020	85,000		-	-	-	-	85,000
	2019	$18,222		$-	$-	$-	$-	$18,222

Christopher Selinger, VP Sales	2020	$88,000		$-	$-	$-	$-	$88,000
	2019	$67,833		$-	$-	$-	$-	$67,833

(1)	Appointed Chairman of our Board on August 12, 2016. Appointed Chief Executive Officer on August 12, 2015.

(2)	Appointed Chief Financial Officer on October 7, 2019.

(3)	Mr. Clark elected to forgo payment of $320,000 of his $350,000 base salary for the year ended December 31, 2019; thus, for that fiscal year, we paid him $30,000 in base salary. Mr. Clark elected to forgo payment of $257,500 of his $350,000 base salary for the year ended December 31, 2020; thus, for that fiscal year, we paid him $92,500 in base salary.

Outstanding Equity Awards at Fiscal Year-End

We did not have any option awards or stock awards outstanding as of December 31, 2020.

Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We have entered into an executive employment agreement with our Chief Executive Office, with our Chief Financial Officer, and with our Vice President of Sales. Other than these three agreements, each of which are discussed below, we have no contract, agreement, plan, or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement, or other termination of our directors or executive officers, or a change in control of our Company or a change in our directors’ or executive officers’ responsibilities following a change in control.

Robert Clark

On August 12, 2015, we entered into an Employment Agreement (the “Clark Employment Agreement”) with Robert Clark as our Chief Executive Officer, President, and Secretary, and Chairman of our Board. On December 1, 2016, we entered into an Amendment to Employment Agreement (the “Clark Amendment”; and, together with the Clark Employment Agreement, the “Amended Clark Employment Agreement”). The term of the Amended Clark Employment Agreement expired on July 12, 2020 and automatically renews for subsequent six-month terms unless terminated with cause by us. Pursuant the Amended Clark Employment Agreement, Mr. Clark is entitled to receive compensation equal to $350,000 per year for services provided to us. In addition, pursuant to the terms of the Amended Clark Employment Agreement, we agreed to issue 2,700,000 shares of our Series A Preferred Stock (our “Series A Preferred Stock”), 650,000 shares of our Series B Preferred Stock, 500,000 shares of our Series D Preferred Stock, and 200,000,000 shares of our Common Stock. Immediately, Mr. Clark decided to defer receipt of 80,000,000 shares of our Common Stock; thus, leaving 120,000,000 shares of our Common Stock to be issued to him. The 120,000,000 shares of our Common Stock were issued to Mr. Clark as follows: (i) on October 28, 2015, we issued 30,000,000 of such shares; (ii) on March 2, 2016, we issued 40,000,000 of such shares; and (iii) on May 16, 2016, we issued 50,000,000 of such shares. Mr. Clark later sold an aggregate of 12,900,000 of those shares and returned to us an aggregate of 90,000,000 of those shares, which resulted in (i) Mr. Clark remaining the record and beneficial owner of 17,100,000 of those shares of our Common Stock and (ii) subject to the July 2020 issuance to Mr. Clark of 140 shares of our Series C Preferred Stock (see below), our accruing and owing Mr. Clark an aggregate of 170,000,000 of those shares to be reissued to him upon his request pursuant to the terms of our oral agreement with him. In July 2020, we issued to Mr. Clark 140 shares of Series C Preferred Stock, which are convertible into 140 shares of our Common Stock; thus, we have accrued and still owe Mr. Clark 169,999,860 shares of our Common Stock. Mr. Clark declined his base salary compensation for our 2015, 2016, 2017, and 2018 fiscal years and declined all but $30,000 of his compensation for our 2019 fiscal year. None of such compensation has been accrued.

In connection with the Amended Clark Employment Agreement, we also issued Mr. Clark 650,000 shares of our Series B Preferred Stock on December 6, 2017. In April 2019, Mr. Clark returned the 650,000 shares of our Series B Preferred Stock and these shares were accrued to be issued to Mr. Clark at a later date.

Lori Radcliffe

On October 7, 2019, we entered into an Employment Agreement (the “Radcliffe Employment Agreement”) with Lori Radcliffe, as our Chief Financial Officer. The term of the Radcliffe Employment Agreement is two years and automatically renews for subsequent one-year terms unless terminated with cause by us. Pursuant to the Radcliffe Employment Agreement, Ms. Radcliffe is entitled to receive annual compensation of $80,000 for the first year and $100,000 for the second year for services provided to us. In addition, on January 27, 2020, we issued to Ms. Radcliffe 5,000,000 restricted shares of our Common Stock pursuant to the terms of the Radcliffe Employment Agreement.

Christopher Selinger

On September 1, 2018, we entered into an Employment Agreement (the “Selinger Employment Agreement”) with Christopher Selinger, as our Vice President of Sales. The term of the Selinger Employment Agreement is two years and automatically renews for subsequent one-year terms unless terminated with cause by us. Pursuant to the Selinger Employment Agreement, Mr. Selinger is entitled to receive annual compensation of $65,000 with an increase to annual compensation of $72,000 after six months of employment. We also agreed to pay $1 commission per case of certain of our beverage drinks during the term of the Selinger Employment Agreement; however, effective January 1, 2019, we amended the Selinger Employment Agreement (the “Selinger Amendment”) to no longer pay this commission. In addition, on September 7, 2018, we issued to Mr. Selinger 10,000,000 shares of our Common Stock pursuant to the terms of the Selinger Employment Agreement.

Director Summary Compensation Table

For the fiscal year ended December 31, 2020, we did not pay or accrue any fees to our two non-employee directors, nor did we grant to either of them any stock awards, option awards, non-equity incentive plan compensation, nonqualified deferred compensation, or any other compensation. Robert Clark, our Chairman, did not receive any compensation for his services as a director. The compensation received by Mr. Clark as an employee is disclosed in the Summary Compensation Table above.

Narrative Discussion on Director Compensation

We have no formal plan for compensating our directors for their services in their capacity as directors. Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board. Our Board may award special renumeration to any director understanding any special services on their behalf other than services ordinarily required of a director.

William Jeffrey Outlaw

On September 8, 2019, we entered into an offer letter with William Jeffrey Outlaw as one of our Independent Directors (the “Outlaw Agreement”). In consideration for Mr. Outlaw’s services, we issued 10,000,000 restricted shares of our Common Stock to him. Mr. Outlaw will serve as a director until the date upon which he is not re-elected or his earlier removal or resignation.

Equity Incentive Plan

Currently, we have not adopted any equity incentive plan.

Golden Parachute Compensation

For a description of the terms of any agreement or understanding, whether written or unwritten, between any officer or director and us concerning any type of compensation, whether present, deferred, or contingent, that will be based on or otherwise will relate to an acquisition, merger, consolidation, sale, or other type of disposition of all or substantially all assets of our Company, see the disclosures including in this “Executive and Director Compensation” section.

Risk Assessment in Compensation Programs

During our 2020 and 2019 fiscal years, we paid limited compensation to our employees, including executive and non-executive officers. Due to the size and scope of our business, and the amount of compensation, we did not have any employee compensation policies and programs to determine whether our policies and programs create risks that are reasonably likely to have a material adverse effect on us.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We have no contract, agreement, plan, or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement, or other termination of our directors or executive officers, or a change in control of our company or a change in our directors’ or executive officers’ responsibilities following a change in control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Common Stock

The following sets forth certain information, as of April 12, 2021, regarding the beneficial ownership of our Common Stock by (i) each of our directors, (ii) each of our named executive officers, (iii) our directors and executive officers as a group, and (iv) each person or entity who, to our knowledge, owns more than five percent of our Common Stock. The information reflects beneficial ownership, as determined in accordance with the SEC’s rules and generally includes voting or investment power with respect to our Common Stock, and is based on 825,726,839 shares of our Common Stock issued and outstanding as of April 12, 2021. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and the address for each person is 746 North Drive, Suite A, Melbourne, Florida 32934.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent Owned
Robert Clark, CEO	687,750,000	(2)	45.96%

Lori Radcliffe, CFO	5,000,000		*

Christopher Selinger, VP of Sales	10,000,000		1.21%

William Jeffrey Outlaw, Independent Director	10,000,000		1.21%

Matthew Crystal, Independent Director	500,000		*

All executive officers and directors as a group (5 persons)	713,250,000	(3)	47.67%

YAII PN, Ltd. (4)	242,231,839	(5)	22.68%

*	Represents less than one percent.

As of April 12, 2021, there were, to our knowledge, no persons are beneficial owners of greater than five percent of our Common Stock.

(1)	Securities convertible into shares of our Common Stock, currently or within 60 days, are deemed to be outstanding shares of our Common Stock for purposes of computing the percentage ownership of the person holding such convertible securities, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)

Includes 17,100,000 shares of our Common Stock held. Also includes: (i) 650,000 shares of our Common Stock issuable upon conversion of 650,000 shares of our Series B Preferred Stock that are accrued, but not currently issued to Mr. Clark, (ii) 140 shares of our Common Stock issuable upon conversion of 140 shares of our Series C Preferred Stock; (iii) 500,000,000 shares of our Common Stock issuable upon conversion of 500,000 shares of Series D Preferred Stock; and (iv) 169,999,860 shares of our Common Stock that are accrued and owing to Mr. Clark but which shares are not currently issued and outstanding.

Pursuant to the Amended Clark Employment Agreement, we agreed to issue 2,700,000 shares of our Series A Preferred Stock, 650,000 shares of our Series B Preferred Stock, 500,000 shares of our Series D Preferred Stock, and 200,000,000 shares of our Common Stock. Immediately, Mr. Clark decided to defer receipt of 80,000,000 shares of our Common Stock; thus, leaving 120,000,000 shares of our Common Stock to be issued to him. The 120,000,000 shares of our Common Stock were issued to Mr. Clark as follows: (i) on October 28, 2015, we issued 30,000,000 of such shares; (ii) on March 2, 2016, we issued 40,000,000 of such shares; and (iii) on May 16, 2016, we issued 50,000,000 of such shares. Mr. Clark later sold an aggregate of 12,900,000 of those shares and returned to us an aggregate of 90,000,000 of those shares, which resulted in (i) Mr. Clark remaining the record and beneficial owner of 17,100,000 of those shares of our Common Stock and (ii) subject to the July 2020 issuance to Mr. Clark of 140 shares of our Series C Preferred Stock (see below), our accruing and owing Mr. Clark an aggregate of 170,000,000 of those shares to be reissued to him upon his request pursuant to the terms of our oral agreement with him. In July 2020, we issued to Mr. Clark 140 shares of Series C Preferred Stock, which are convertible into 140 shares of our Common Stock; thus, we have accrued and still owe Mr. Clark 169,999,860 shares of our Common Stock.

In connection with the Amended Clark Employment Agreement, we also issued Mr. Clark 650,000 shares of our Series B Preferred Stock on December 6, 2017. In April 2019, Mr. Clark returned the 650,000 shares of our Series B Preferred Stock and these shares were accrued to be issued to Mr. Clark at a later date.

There is no written agreement between Mr. Clark and us regarding the terms of the deferment and/or accrual of these securities. However, we orally agreed to issue these deferred and/or accrued securities at such time as Mr. Clark requests such securities to be issued. Thus, the shares of our Common Stock owed to Mr. Clark could be issued within 60 days of the date of the annual report.

(3)	Includes all of the shares beneficially owned by our executive officers and directors.

(4)	YAII PN, Ltd. is a Cayman Island exempt company. YAII PN, Ltd. is managed by Yorkville Advisors Global, LP. Investment decisions for Yorkville Advisors Global, LP are made by Mark Angelo, its portfolio manager. The address of such holder is 1012 Springfield Avenue, Mountainside, NJ 07092.

(5)	Includes (i) 87,273,161 shares of our Common Stock, which constitutes the remaining shares of our common stock underlying the May 2020 Debentures and the May 2020 Warrant Shares from the initial aggregate of 125,947,397 shares of our Common Stock, and (ii) 154,958,678 shares of our Common Stock, which constitutes the 104,958,678 shares of our common stock underlying the February 2021 Debentures and the 50,000,000 February 2021 Warrant Shares. Notwithstanding the number of shares of Common Stock and the percentage ownership thereof disclosed in this table, each of the debentures and the Warrants are subject to a “conversion blocker” and an “exercise blocker,” respectively, such that YAII PN, Ltd. cannot (i) convert any portion of any of the debentures into shares of our Common Stock and (ii) exercise any portion of the warrants into May 2020 Warrant Shares or February 2021 Warrant Shares, if such action would result in YAII PN, Ltd. and its affiliates holding more than 4.99% of the then-issued and outstanding shares of our Common Stock following such conversion or exercise, as applicable.

Series B Preferred Stock

The following sets forth certain information, as of April 12, 2021, regarding the beneficial ownership of our Series B Preferred Stock by (i) each of our directors, (ii) each of our named executive officers, (iii) our directors and executive officers as a group, and (iv) each person or entity who, to our knowledge, owns more than five percent of our Series B Preferred Stock. The information reflects beneficial ownership, as determined in accordance with the SEC’s rules and are based on 488,000 shares of our Series B Preferred Stock issued and outstanding as of April 12, 2021. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and the address for each person is 746 North Drive, Suite A, Melbourne, Florida 32934.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage Beneficially Owned
Robert Clark, CEO	650,000	(1)	57.1%

Lori Radcliffe, CFO	-		-

Christopher Selinger, VP of Sales	-		-

William Jeffrey Outlaw, Independent Director	-		-

Matthew Crystal, Independent Director	-		-

All executive officers and directors as a group (5 persons)	650,000		57.1%

Beneficial owner of more than 5%

Steven Bauer (2)	66,000		13.5%

Blake Bolin (3)	25,000		5.1%

Roger A. Eagan Jr. (4)	80,000		16.4%

Terry L. Landers (5)	150,000		30.7%

Judith A. Wilt (6)	150,000		30.7%

(1)	These shares of Series B Preferred Stock were previously issued to Mr. Clark. However, Mr. Clark returned them to us with the understanding that the shares would be re-issued to him in the future; thus, the shares of Series B Preferred Stock may be issued to Mr. Clark within 60 days of the date of this annual report. See footnote (2) to the table above for our Common Stock for additional information.
(2)	Mr. Bauer’s address is 7837 Penswood Street, Charlotte, North Carolina 28277.
(3)	Mr. Bolin’s address is 1971 NE 7th Street, Ocala, Florida 34470.
(4)	Mr. Eagan’s address is 7837 Penswood Street, Charlotte, North Carolina 28277.
(5)	Mr. Landers’ address is 390 North Wickham Road, Suite F, Melbourne, Florida 32935.
(6)	Ms. Wilt’s address is 390 North Wickham Road, Suite F, Melbourne, Florida 32935.

Series C Preferred Stock

The following sets forth certain information, as of April 12, 2021, regarding the beneficial ownership of our Series C Preferred Stock by (i) each of our directors, (ii) each of our named executive officers, (iii) our directors and executive officers as a group, and (iv) each person or entity who, to our knowledge, owns more than five percent of our Series C Preferred Stock. The information reflects beneficial ownership, as determined in accordance with the SEC’s rules and are based on 140 shares of our Series C Preferred Stock issued and outstanding as of April 12, 2021. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and the address for each person is 746 North Drive, Suite A, Melbourne, Florida 32934.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Beneficially Owned
Robert Clark, CEO	140	100%

Lori Radcliffe, CFO	-	-

Christopher Selinger, VP of Sales	-	-

William Jeffrey Outlaw, Independent Director	-	-

Matthew Crystal, Independent Director	-	-

All executive officers and directors as a group (5 persons)	140	100%

Series D Preferred Stock

The following sets forth certain information, as of April 12, 2021, regarding the beneficial ownership of our Series D Preferred Stock by (i) each of our directors, (ii) each of our named executive officers, (iii) our directors and executive officers as a group, and (iv) each person or entity who, to our knowledge, owns more than five percent of our Series D Preferred Stock. The information reflects beneficial ownership, as determined in accordance with the SEC’s rules and are based on 500,000 shares of our Series D Preferred Stock issued and outstanding as of April 12, 2021. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and the address for each person is 746 North Drive, Suite A, Melbourne, Florida 32934.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Beneficially Owned
Robert Clark, CEO	500,000	100%

Lori Radcliffe, CFO	-	-

Christopher Selinger, VP of Sales	-	-

William Jeffrey Outlaw, Independent Director	-	-

Matthew Crystal, Independent Director	-	-

All executive officers and directors as a group (5 persons)	500,000	100%

Change in Control

We do not know of any arrangements that may, at a subsequent date, result in a change in control.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

We follow ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. When and if we contemplate entering into a transaction in which any executive officer, director, nominee, or any family member of the foregoing would have a direct or indirect interest, regardless of the amount involved, the terms of such transaction are to be presented to our full Board (other than any interested director) for approval, and documented in the Board minutes.

Other than as disclosed below, we have had no related party transactions during the past two fiscal years.

Equity Issuances

Pursuant to the terms of an employment agreement between Chad Webb and us, on January 16, 2019, we issued to Mr. Webb 5,000,000 shares of our Common Stock as payment for compensation in the amount of $277,000 owed for services provided. The shares had a per-share fair market value of $0.0554, based on the closing price of the Common Stock as reported by the OTCM on the date of issuance.

Pursuant to the terms of the Outlaw Agreement, on July 30, 2019, we issued 10,000,000 shares of our Common Stock to William Jeffrey Outlaw, as payment for his services as one of our independent directors. At the date of issuance, the per-share fair market value was $0.111, or a total fair market value of $1,110,000, based on the closing price of our Common Stock as reported by the OTCM on the date of issuance.

Pursuant to the terms of the Radcliffe Employment Agreement, on January 27, 2020, we issued 5,000,000 shares of our Common Stock to Lori Radcliffe. At the date of issuance, the per-share fair market value of the shares was $0.0637 based on the closing price of our Common Stock as reported by the OTCM on the date of issuance or an aggregate fair market value of $318,500.

Pursuant to the terms of an Employment Agreement dated October 1, 2019 with Paul O’Renick, we issued 5,000,000 shares of our Common Stock to him on April 3, 2020, in exchange for compensation owed in the amount of $157,500 for services provided. At the date of issuance, the per-share fair market value was $0.0315 based on the closing price of our Common Stock as reported by the OTCM on the date of issuance.

On July 10, 2020, we issued 2,700,000 shares of our Common Stock upon the conversion of 2,700,000 shares of our Series A Preferred Stock to Robert Clark, our President, Chief Executive Officer, and the Chairman of our Board. The shares of our Series A Preferred Stock were originally issued to Mr. Clark pursuant to the Amended Clark Employment Agreement as compensation on December 27, 2017. The shares of our Common Stock on the date of issuance had a per-share fair market value of $0.0346, or a total fair market value of $93,420, which was based on the closing price of our Common Stock as reported by the OTCM on the date of issuance.

On July 14, 2020, we issued 140 shares of our Series C Preferred Stock to Robert Clark, our President, Chief Executive Officer, and the Chairman of our Board. We owe Mr. Clark 170,000,000 shares of our Common Stock at any time that Mr. Clark requests that these shares be issued to him. The 140 shares of our Series C Preferred Stock are convertible into 140 shares of our Common Stock; thus, the number of shares of our Common Stock due and owing to Mr. Clark is now 169,999,860. At the date of issuance, the per-share fair market value of the shares was $0.0312, or a total fair market value of approximately $4.37, based on the closing price of our Common Stock as reported by the OTCM on the date of issuance.

Notes Payable – Related Parties

We had the following outstanding notes payable during the period specified above:

Note (1)	Issuance Date	Original Borrowing Amount	Interest Rate	Maturity Date	Largest Outstanding Balance since January 1, 2018	Outstanding Balance as of December 31, 2020
Long-term Loan – Kona Gold	October 31, 2018	$20,000	0%	April 4, 2021	$20,000	$8,500
Line of Credit – Kona Gold	April 4, 2019	$1,500,000	3.75%	April 4, 2021	$1,369,651	$1,369,651
Line of Credit – Gold Leaf	August 29, 2019	$200,000	3.75%	August 29, 2021	$125,500	$125,500
Long-term Loan – Gold Leaf	February 19, 2019	$70,000	0%	March 15, 2021	$70,000	$59,500

(1)	Each of the note payables was issued by us in favor of Robert Clark, our President, Chief Executive Officer, Secretary, and Chairman of our Board.

Director Independence

Our Board is currently composed of three members – Messrs. Clark, Crystal, and Outlaw. Our Common Stock is not currently listed for trading on a national securities exchange and, as such, we are not subject to any director independence standards. However, we determined that two of our directors, Messrs. Crystal and Outlaw, qualify as independent directors. We determined that Mr. Clark, our Chairman and an executive officer, is not independent. We evaluated independence in accordance with the rules of The Nasdaq Stock Market LLC and the SEC and considered all relevant facts and circumstances in making this determination (including any relationships set forth in this annual report under the heading “Related Person Transactions”). Messrs. Clark, Crystal, and Outlaw serve on our Audit Committee, our Compensation Committee, and Governance and Nominating Committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Each year, the Board approves the annual audit engagement in advance. The Board also has established procedures to pre-approve all non-audit services provided by the Company’s independent registered public accounting firm. All fiscal 2020 and 2019 non-audit services listed below were pre-approved.

Audit and Audit-Related Fees: This category includes the audit of our annual financial statements and review of financial statements included in our annual and periodic reports that are filed with the SEC. This category also includes services performed for the preparation of responses to SEC correspondence, travel expenses for our auditors, on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, and the preparation of an annual “management letter” on internal control and other matters.

Tax Fees: This category consists of professional services rendered by our independent auditors for tax compliance.

All Other Fees: This category consists of fees for services other than the services described above.

The following fees were billed to us by Berman Hopkins Wright & Laham LLP for tax fees and by our independent registered public accounting firm, BP Borgers CPA PC, which served as the Company’s auditor from fiscal years ending December 31, 2017 through December 31, 2020 and reviewed the Company’s quarterly financial statements for each of the first three fiscal quarters during fiscal 2020.

Description	December 31, 2020	December 31, 2019
Audit fees	$77,600	$20,000
Audit-related fees	-	-
Tax fees	17,400	-
All other fees	-	-
Total	$95,000	$20,000

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
2.1	Agreement and Plan of Merger among Kona Gold Beverage Inc., KGS Temporary Company, Inc., S and S Beverage Inc., William J. Stineman and K&L Beverage, LLC (as the indemnifying S and S shareholders), and William J. Stineman (as representative of the S and S Shareholders), dated January 22, 2021 is incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 5, 2021.

3.1	Amended and Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.2	Amended and Restated By-Laws is incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.3	Certificate of Designation of the Preferences, Rights, and Limitations of the Series B Preferred Stock is incorporated herein by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.4	Certificate of Designation of the Preferences, Rights, and Limitations of the Series C Preferred Stock is incorporated herein by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.5	Certificate of Designation of the Preferences, Rights, and Limitations of the Series D Preferred Stock is incorporated herein by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.6	Certificate of Amendment to Amendment and Restated Certificate of Incorporation, is incorporated herein by reference to Exhibit 3.6 of Amendment No. 1 to the Company Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

3.7	Articles of Merger Merging KGS Temporary Company, Inc. with and into S and S Beverage Inc., as filed with the Wisconsin Department of Financial Institutions on February 1, 2021 is incorporated herein by reference to Exhibit 3.7 of the Company’s Current Report on Form 8-K, filed with the SEC on February 5, 2021.

4.1	Form of Debenture is incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

4.2	Form of Warrant is incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

4.3	Form of Stand-alone Debenture is incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (File No.333-239883), filed with the SEC on December 14, 2020.

4.4	Form of Secured Convertible Debenture of the registrant sold and issued to YAII PN, Ltd., on February 11, 2021 is incorporated herein by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

4.5	Form of Warrant of the registrant granted to YAII PN, Ltd., on February 11, 2021 is incorporated herein by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.1	Securities Purchase Agreement by and between the Company and YAII PN, Ltd., dated May 14, 2020 is incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.2	Registration Rights Agreement by and between the Company and YAII PN, Ltd., dated May 14, 2020 is incorporated herein by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.3	Independent Contractor Agreement by and between Kona Gold LLC and OPTN Companies Inc., dated April 15, 2020 is incorporated herein by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.4	Board of Directors Offer Letter between the Company and Matthew Crystal, dated July 24, 2018 is incorporated herein by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.5	Board of Directors Offer Letter between the Company and William Jeffrey Outlaw, dated September 3, 2019 is incorporated herein by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.6	Form of Distribution Agreement is incorporated herein by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.7	Membership Interest Purchase Agreement by and among Elev8 Hemp LLC, PLAD, Inc., and the Company, dated October 10, 2016, is incorporated herein by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.8	Securities Exchange and Settlement Agreement by and between Elev8 Brands, Inc. and the Company, dated March 6, 2018, is incorporated herein by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.9	Securities Exchange and Settlement Agreement by and between Elev8 Brands, Inc. and the Company, dated November 26, 2019 is incorporated herein by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.10	Employment Agreement by and between Christopher Selinger and the Company, dated September 1, 2018 is incorporated herein by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.11	Lease Agreement by and between Kona Gold, LLC and Hay Investment Properties, Inc., dated June 1, 2018 is incorporated herein by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.12	Triple Net Lease Agreement by and between Gold Leaf Distribution, LLC and 3090 S. Hwy 14, LLC, dated May 22, 2019 is incorporated herein by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.13	Lease Modification Agreement by and between Gold Leaf Distribution, LLC and 3090 S. Hwy 14, LLC, dated April 21, 2020 is incorporated herein by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.14	Line of Credit Agreement by and between Robert Clark and Gold Leaf Distribution, LLC, dated August 29, 2019 is incorporated herein by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.15	Line of Credit Agreement by and between Robert Clark and Kona Gold, LLC, dated April 4, 2019 is incorporated herein by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.16	Line of Credit Agreement by and between Matthew Nicoletti and Kona Gold, LLC, dated May 5, 2018 is incorporated herein by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.17	Standard Promissory Note issued by Gold Leaf Distribution in favor of Robert Clark, dated February 19, 2019 is incorporated herein by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.18	Standard Promissory Note issued by Kona Gold, LLC in favor of Robert Clark, dated January 15, 2019 is incorporated herein by reference to Exhibit 10.18 of Amendment No. 1 to the Company Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.19	Employment Agreement by and between the Company and Robert Clark, dated August 12, 2015 is incorporated herein by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.20	Employment Agreement by and between the Company and Lori Radcliffe, dated October 8, 2019 is incorporated herein by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.21	Amendment to Employment Agreement by and between the Company and Robert Clark, dated December 1, 2016 is incorporated herein by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.22	Agreement by and between the Company and Ryan Dodd, dated May 1, 2019 is incorporated herein by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.23	Amendment to Employment Agreement by and between Christopher Selinger and Kona Gold Solutions, Inc., dated May 1, 2020 is incorporated herein by reference to Exhibit 10.23of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.24	Amendment to Employment Agreement by and between Christopher Selinger and the Company, dated January 1, 2019 is incorporated herein by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.25	Security Agreement by and between the Company and YAII PN, Ltd., dated May 14, 2020 is incorporated herein by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.26	Line of Credit and Security Agreement Modification Agreement by and between Kona Gold LLC and Robert Clark, dated April 1, 2020 is incorporated herein by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.27	Line of Credit and Security Agreement Modification Agreement by and between Gold Leaf Distribution LLC and Robert Clark, dated April 1, 2020 is incorporated herein by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.28	Terms of Oral Agreement between the Company and Robert Clark is incorporated herein by reference to Exhibit 10.28 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.29	Waiver Agreement by and between the Company and YaII PN, Ltd., dated October 14, 2020, is incorporated herein by reference to Exhibit 10.29 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.30	Paycheck Protection Promissory Note issued in favor of Wells Fargo Bank, N.A. dated May 4, 2020, is incorporated herein by reference to Exhibit 10.30 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.31

Paycheck Protection Promissory Note issued in favor of Wells Fargo Bank, N.A. dated May 4, 2020, is incorporated herein by reference to Exhibit 10.31 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.32	Securities Purchase Agreement by and between the Company and YAII PN, Ltd., dated November 30, 2020, is incorporated herein by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on December 14, 2020.

10.33	Form of Securities Purchase Agreement between the registrant and YAII PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.28 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.34	Form of Registration Rights Agreement by and between the registrant and YAII PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.29 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.35	Form of Amended and Restated Security Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.30 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.36	Form of Intellectual Property Security Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.31 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.37	Form of Amended and Restated Global Guaranty Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.32 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

21.1*	Subsidiaries of the registrant.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Securities Act of 1934.

32.1*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KONA GOLD BEVERAGE, INC.

April 15, 2021	By:	/s/ Robert Clark
Robert Clark Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert Clark	Dated: April 15, 2021
Robert Clark President, Chief Executive Officer, Secretary and Chairman and Director

/s/ Lori Radcliffe	Dated: April 15, 2021
Lori Radcliffe Chief Financial Officer

/s/ Matthew Crystal	Dated: April 15, 2021
Matthew Crystal Director

/s/ William Jeffrey Outlaw	Dated: April 15, 2021
William Jeffrey Outlaw Director