Form 10-Q
period 2021-03-31
KONA GOLD BEVERAGE, INC.
filed 2021-05-17
CIK 1802546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission File Number 000-56230

Kona Gold Beverage, Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-5175120
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

746 North Drive, Suite A Melbourne, Florida	32934
(Address of principal executive offices)	(Zip Code)

(844) 714-2224

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of May 17, 2021 was 840,163,265.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ii

Balance Sheet

	Unaudited	Audited
	Three Months Ended	Year Ended
	March 31,	December 31,
ASSETS	2021	2020

CURRENT ASSETS
Cash and cash equivalents	$56,201	$113,168
Accounts receivable, net of allowance for doubtful accounts of $3,967 and $5,019, respectively	111,676	—
Other receivables	14,876	14,876
Inventory	861,652	660,504
Other current assets	7,518	5,572
Total current assets	1,051,923	794,120

NON-CURRENT ASSETS
Property, plant and equipment, net	178,230	167,872
Right-of-use asset, net	875,970	912,993
Intangible property, net	79,441	69,488
Goodwill	1,275,938	—
Note receivable, net of allowance $1,500,000 and $0, respectively	—	—
Deposit	6,500	6,500
Total non-current assets	2,416,079	1,156,853
Total assets	$3,468,002	$1,950,973

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$257,846	$208,599
Amounts owed to customers	—	10,508
Credit card payables	6,544	19,469
Current note payable - related party	9,000	12,000
Current lease liability	112,383	149,407
Convertible debt	1,200,000	900,000.00
Derivative liability	627,018	361,152.00
Accrued compensation	318,958	257,500.00
Accrued stock compensation	1,386,497	1,386,497
Accrued liabilities	105,033	81,624
Total current liabilities	4,023,279	3,386,756

NON-CURRENT LIABILITIES
Line of credit	398,470	398,470
Line of credit - related party	1,498,151	1,495,151
Note payable - related party, net of current	56,000	56,000
Note payable	642,282	—
PPP note payable	212,648	95,161
Lease liability, net of current	763,587	763,586
Total liabilities	7,594,417	6,195,124

COMMITMENTS AND CONTINGENCIES (NOTE 13)

STOCKHOLDERS’ DEFICIT
Preferred Stock Series A, $.00001 par value, 0 shares authorized, 0 issued, and outstanding, respectively	—	—
Preferred Stock Series B, $.00001 par value, 1,200,000 shares authorized, 488,000 issued and outstanding, respectively	5	5
Preferred Stock Series C, $.00001 par value, 250, 3,300,000 and 3,300,00 shares authorized, 140 and 0 issued, and outstanding, respectively	—	—
Preferred Stock Series D, $.00001 par value, 500,000 shares authorized, 500,000 issued, and outstanding, respectively	5	5
Common Stock, $.00001 par value, 2,500,000,000 authorized, 825,726,839 and 786,308,041, issued and outstanding, respectively	8,257	7,863
Additional paid-in capital - warrants	1,334,136	281,565
Additional paid-in capital	5,630,762	4,746,447
Accumulated deficit	(11,099,579)	(9,280,036)
Total stockholders’ deficit	(4,126,415)	(4,244,151)
Total liabilities and stockholders’ deficit	$3,468,002	$1,950,973

See notes to financial statements

Kona Gold Beverage, Inc. and Subsidiaries Unaudited

CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS ENDED
	March 31,
	2021	2020
REVENUES, NET OF SALES, RETURNS, AND ALLOWANCES OF $28,707 AND $51,159, RESPECTIVELY	$462,408	$202,057
COST OF REVENUES	313,920	145,967
Gross profit	148,488	56,090

OPERATING EXPENSES
Selling, general and administrative expenses	568,980	647,219
Income (Loss) from operations	(420,492)	(591,129)
Other income / (expense)
Interest expense	(17,373)	(3,807)
Interest expense related to loan origination fee on convertible note	(41,000)	—
Interest expense related to warrants on convertible note	(1,052,571)	—
Interest expense on convertible note	(19,966)
Loss on derivative	(265,866)	—
Tax expense	(2,275)
Net Income (Loss)	$(1,819,543)	$(594,936)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic and diluted	775,469,306	710,868,609

NET LOSS PER COMMON SHARES:
Basic and diluted	$(0.00)	$(0.00)

See notes to financial statements

Statements of Stockholders’ Deficit

	Common Stock		Preferred Stock		Additional		Total
	$.00001 Par		$.00001 Par		Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit

Balance December 31, 2019	763,967,603	$7,640	4,988,000	$50	$4,155,777	$(6,154,441)	$(1,990,976)
Common Stock Issued for Compensation	5,000,000	50			318,450		318,500
Net Income (loss)						(594,936)	(594,936)
Balance March 31, 2020	768,967,603	$7,690	4,988,000	$50	4,474,227	$(6,749,377)	$(2,267,412)
Common Stock Issued for Sponsorship Agreements	85,000	1			2,577		2,578
Common Stock Issued for Compensation	5,000,000	50			157,450		157,500
Warrants related to convertible note					281,565		281,565
Net Income (loss)						(1,066,920)	(1,066,920)
Balance June 30, 2020	774,052,603	$7,741	4,988,000	$50	$4,915,819	$(7,816,297)	$(2,892,689)
Common Stock Conversion to Preferred Stock	(140)	(0)	140	0.00			—
Preferred Stock Conversion to Common Stock	4,000,000	40	(4,000,000)	(40.00)	—		—
Accrued Common Stock Issues for Compensation	140	0			2		2
Net Income (loss)						(509,441)	(509,441)
Balance September 30, 2020	778,052,603	$7,781	988,140	$10	$4,915,821	$(8,325,738)	$(3,402,128)
Common Stock Issued for Conversion of Convertible Debt	8,255,438	83			112,191		112,274
Net Income (loss)						(954,298)	(954,298)
Balance December 31, 2020	786,308,041	$7,863	988,140	$10	$5,028,012	$(9,280,036)	$(4,244,153)
Common Stock Issued for Conversion of Convertible Debt	30,418,798	304			613,505		613,809
Common Stock Issued for Acquisition	9,000,000	90			270,810		270,900
Warrants related to convertible note					1,052,571		1,052,571
Net Income (loss)						$(1,819,543)	$(1,819,543)
Balance March 31, 2021	825,726,839	$8,257	988,140	$10	$6,964,898	$(11,099,579)	$(4,126,416)

See notes to financial statements

Kona Gold Beverage, Inc. and Subsidiaries Unaudited

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,

	2021	2020
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(1,819,543)	$(594,936)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and Amortization	9,907	4,981
Common Stock Issued in Exchange for Services	—	—
Common Stock Issued in Acquisition	270,900	—
Common Stock Issued for Sponsorship	—	—
Common Stock Issued for Compensation		318,500
Preferred Stock Issued for Compensation	—	—

Interest expense related to warrants on convertible debt	1,052,571	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(122,184)	8,015
Decrease (increase) in other receivable	—	—
Decrease (increase) in inventory	(201,148)	(96,608)
Decrease (increase) in prepaids	—	—
Decrease (increase) in other current assets	(1,946)	(1,723)
Decrease (increase) in deposits	—	—
Decrease (increase) in right-of-use asset	37,023	17,157
Increase (decrease) in accounts payable	49,246	90,270
Increase (decrease) in credit card payable	(12,925)	7,317
Increase (decrease) in accrued compensation	61,458	—
Increase (decrease) in accrued stock compensation	—	—
Increase (decrease) in accrued expenses	23,409	3,587
Increase (decrease) in derivative liability	265,866	—
Increase (decrease) in lease liability	(37,023)	(16,537)
Net cash provided by (used in) operating activities	(424,389)	(259,977)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(20,265)	(16,881)
Changes in goodwill	(1,275,938)	—
Changes in intellectual property	(9,953)	2,044
Net cash provided by (used in) investing activities	(1,306,156)	(14,837)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from shareholder payable	—	—
Changes in note payable - related party	(3,000)	260,120
Changes in line of credit - related party	—	(3,000)
Changes in note payable - acquisition	642,282
Changes line of credit	—	—
Changes in convertible debt	913,809	—
Changes in PPP note payable	117,487	—
Net cash provided by (used in) financing activities	1,670,578	257,120
Net cash increase for period	(59,967)	(17,694)
Cash at beginning of period	113,168	36,223
Cash at end of period	$53,201	$18,529

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Cash paid for interest	$17,205	$35,877

See notes to financial statements

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Kona Gold Beverage, Inc., a Delaware corporation (“Kona Gold,” the “Company,” “we,” “us,” or “our”), owns and operates a line of premier CBD lifestyle brand products. As of March 31, 2021 the Company has four wholly-owned subsidiaries: Kona Gold LLC, a Delaware limited liability company (“Kona”), HighDrate LLC, a Florida limited liability company (“HighDrate”), Gold Leaf Distribution LLC, a Florida limited liability company (“Gold Leaf”), and in February 2021, the Company acquired all of the capital stock of S and S Beverage, Inc. (“S and S”), a Wisconsin corporation. The Company is primarily focused on product development in the functional beverage sector. Kona Gold creates hemp-infused energy drinks, which includes hemp energy drinks, CBD energy water, and also sells Kona Gold merchandise and apparel, which promotes the Company’s beverages. HighDrate focuses on the development and marketing of CBD-infused energy waters geared towards the fitness and wellness markets. S and S focuses on the development and marketing of lemon-flavored beverages under the name OOH LA Lemin. Gold Leaf focuses on the distribution of premium beverages and snacks in key markets.

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

The Company’s Business

The Company has two reportable segments:

●	Beverages. Includes three types of beverage products: (i) hemp-infused energy drinks, (ii) CBD-infused energy water, (iii) CBD-infused high-alkaline water, and (iv) lemon flavored beverages, as well as apparel with the Kona Gold logo. The Beverages Segment includes all of Kona’s, HighDrate’s, and S and S’s operations. Additional information regarding these products is below. The Company considers this a single operating segment for purposes of presenting financial information and evaluating performance. As such, the accompanying Consolidated Financial Statements present financial information in a format that is consistent with the internal financial information used by management. The Company does not accumulate revenues by product classification and, therefore, it is impractical to present such information.

●	Distribution. Includes the distribution of premium beverages and snacks in key markets. These markets include over 600 accounts in grocery stores, convenience stores, smoke shops, vape shops, and specialty stores located in Florida and South Carolina. In addition to distributing the Company’s own beverage products, the Company also distributes other products, including alkaline waters, beverages for kids, energy drinks, fruit flavored sodas, low-carb lemonade, healthy aloe juice drinks, and CBD-infused jellybeans, all of which complement the Company’s current product offerings. The Distribution Segment includes all of Gold Leaf’s operations.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

OOH LA Lemin is lemonade for the modern age. It is made natural and refreshing with no added sugar and is low in carbs and only 15 calories. OOH LA Lemin is available in four distinct flavors: original lemonade, peach lemonade, strawberry lemonade, and blue raspberry lemonade.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

E.	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at net realizable value. The Company determines provisions for uncollectible accounts, sales returns, and claims based upon factors including the credit risk and activity of specific customers, historical trends, and other information. If the Company becomes aware of a specific distributor’s or reseller’s inability to meet its financial obligations, bad debt charges are recorded based on an overall assessment of past due accounts receivable outstanding. There was no bad debt attributed to accounts receivable in the year ended March 31, 2021 and 2020, respectively. These amounts are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Loss. Management will review annually to determine provisions and record an allowance as deemed necessary. In the opinion of management, a provision was deemed necessary for uncollectible accounts for Kona and no provision was deemed necessary for Gold Leaf. The balance of allowance for Uncollectible Accounts at March 31, 2021 and December 31, 2020 were $3,967, respectively, as reflected in the accompanying Consolidated Balance Sheets.

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Management determined that, for the year ending December 31, 2020, there were no identifiable assets or liabilities; therefore, the implied fair value of goodwill is zero. On January 21, 2021, the Company entered into an Agreement and Plan of Merger with S and S Beverage, Inc. and its shareholders and acquired all of the capital stock of S and S Beverage Inc. (“S and S”). Because of this, goodwill was recorded in the amount of $1,275,938 see Note 4, Goodwill and Intangible Assets. Management determined that there was no impairment of trademarks for the year ending December 31, 2020. See Note 4, Goodwill and Intangible Assets.

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company also sells its products, and beverages purchased for resale from several other beverage manufacturers, to convenience stores, grocery stores, and smoke and gift shops. In evaluating the timing of the transfer of control of products to customers, the Company considers several indicators, including significant risks and rewards of products, the Company’s right to payment, and the legal title of the products. The Company recognizes revenue from product sales to resellers when products that do not require further services by the Company are shipped or delivered, when there are no uncertainties surrounding customer acceptance and when collectability is reasonably assured. Cash received by the Company prior to shipment is recorded as deferred revenue. Sales are made to customers under terms allowing certain limited rights of return. Amounts billed to customers in sales transactions related to shipping and handling, represent revenues earned for the goods provided and are included in net sales. Costs of shipping and handling are included in cost of products sold.

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Sales are made to customers under terms allowing certain limited rights of return. The Company records an allowance and return for each quarter for 3% of total sales. The Company recorded sales return, and allowance at the three months ending March 31, 2021 and 2020 of approximately $15,034 and $44,965, respectively, which is included in the revenues, net of sales returns and allowances in the accompanying Consolidated Statements of Loss.

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has no recorded liabilities for uncertain tax positions as of the accompanying Consolidated Balance Sheets dated March 31, 2021 and December 31, 2020, respectively.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

O.	Advertising Costs

The Company expenses costs of advertising and promotions as incurred. The Company includes in advertising costs inventory given away as promotional merchandise or free samples to create sales. Advertising and promotion costs for the three months ended March 31, 2021 and 2020, were approximately $10,300 and $12,300, respectively, which amounts were included in selling, general and administrative expenses in the accompanying Consolidated Statements of Loss.

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

The Company then applied the management approach to the identification of its two reportable segments – the Beverages Segment, consisting of the operations of Kona, HighDrate, and S and S, and the Distribution Segment, consisting of the operations of Gold Leaf. Specifically, the Company has evaluated guidance in ASC 280-10 and determined that aggregation is consistent with the objectives of ASC 280-10 in that aggregation into two reportable segments allows users of our financial statements to view the Company’s business through the eyes of management based upon the way management reviews performance and makes decisions. Additional factors that were considered included: whether or not an operating segment has similar economic characteristics, the nature of the products/services under each operating segment, the nature of the production/go-to-market process, the type and geographic location of our customers, and the distribution of our products/services. The Company further determined that its logo merchandise and apparel, which revenue comprises approximately 1% of the Company’s gross annual sales, and solely exists for promotion purposes, could be aggregated with the operations in the Beverages Segment. A description of the Company’s products is contained in Note 1, Organization and Description of Business. For additional information regarding the Company’s two reportable segments, please see Note 17, Segments.

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to the terms of the Registration Rights Agreement, the Company agreed to file the Registration Statement with the SEC registering for resale the Conversion Shares and the Warrant Shares within 45 calendar days following the closing of the Private Placement. Further, the Company agreed to use its best efforts to have the Registration Statement declared effective by the SEC as soon as practicable, but in no event later than the effectiveness deadline, or by the 5th trading day following the date on which the Company is notified that the Registration Statement will not be reviewed or is no longer subject to further review and Pursuant to the terms of the 2020 Registration Rights Agreement, the Company agreed to file the 2020 Registration Statement with the SEC registering for resale the 2020 Conversion Shares and the 2020 Warrant Shares within 45 calendar days following the closing of the 2020 Private Placement. Further, the Company agreed to use its best efforts to have the 2020 Registration Statement declared effective by the SEC as soon as practicable, but in no event later than the effectiveness deadline, or by the 5th trading day following the date on which the Company is notified that the 2020 Registration Statement will not be reviewed or is no longer subject to further review and comments. Pursuant to the 2020 Registration Rights Agreement, the Company is subject to partial liquidated damages equal to 2.0% of the aggregate purchase price paid by the holder pursuant to the 2020 SPA for any of the 2020 Debentures then held by the holder for failure to file the 2020 Registration Statement timely, failure to file with the SEC a request for acceleration in accordance with Rule 461 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), within five trading days after the date the Company is notified that the 2020 Registration Statement will not be reviewed or is not subject to further review, the 2020 Registration Statement is not declared effective by the effectiveness deadline, if after effectiveness, the 2020 Registration Statement ceases for any reason to remain continuously effective as required or if the holders are not permitted to utilize the prospectus therein to resell for more than 30 consecutive calendar days or more than an aggregate of 40 calendar days during any 12-month period, or if after the six-month anniversary of the 2020 Registration Rights Agreement, the Company does not have available adequate current public information as set forth in Rule 144(c). The parties agreed that the maximum aggregate liquidated damages payable to a holder of the 2020 Debentures under the 2020 Registration Rights Agreement is 24% of the aggregate purchase price paid by such holder pursuant to the 2020 SPA. The Selling Stockholder has agreed to waive this 30-consecutive-calendar-day provision for so long as the Company utilized its best efforts to file its Annual Report on Form 10-K for its fiscal year ended December 31, 2020, and promptly thereafter files a Post-Effective Amendment to the 2020 Registration Statement, both of which the Company accomplished.

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2021, the Company completed an additional private placement transaction (the “2021 Private Placement”) of two secured convertible debentures (the “2021 Debentures”), convertible for up to 154,958,678 shares (the “2021 Conversion Shares”) of Common Stock and granted a Warrant to purchase Common Stock (the “2021 Warrant”), exercisable for up to 50,000,000 shares of Common Stock (the “2021 Warrant Shares”), pursuant to that certain Securities Purchase Agreement between the Selling stockholder and the Company, dated as of February 10, 2021 (the “2021 SPA”). The Company sold and issued the initial 2021 Debenture (the “First 2021 Debenture”) and granted the 2021 Warrant promptly after entering in the 2021 SPA. The Company will sell and issue the second 2021 Debenture (the “Second 2021 Debenture”) promptly after the SEC declares effective the 2021 Registration Statement (as defined below).

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to the terms of the 2021 Registration Rights Agreement with the Selling Stockholder, the Company agreed to file a registration statement on Form S-1 (the “2021 Registration Statement”) with the SEC registering for resale the 2021 Conversion Shares and the 2021 Warrant Shares within 30 calendar days following the closing of the 2021 Private Placement. The Selling Stockholder has agreed to waive this 30-calendar-day provision for so long as the Company utilized its best efforts to file its Annual Report on Form 10-K for its fiscal year ended December 31, 2020, and promptly thereafter files the 2021 Registration Statement. Further, the Company agreed to use its best efforts to have the 2021 Registration Statement declared effective by the SEC as soon as practicable, but in no event later than the effectiveness deadline, or by the 5th trading day following the date on which the Company is notified that the 2021 Registration Statement will not be reviewed or is no longer subject to further review and comments. Pursuant to the 2021 Registration Rights Agreement, the Company is subject to partial liquidated damages equal to 2.0% of the aggregate purchase price paid by the holder pursuant to the 2021 SPA for either of the 2021 Debentures then held by the holder for failure to file the 2021 Registration Statement timely, failure to file with the SEC a request for acceleration in accordance with Rule 461 promulgated under the Securities Act, within five trading days after the date the Company is notified that the 2021 Registration Statement will not be reviewed or is not subject to further review, the 2021 Registration Statement is not declared effective by the effectiveness deadline, if after effectiveness, the 2021 Registration Statement ceases for any reason to remain continuously effective as required or if the holders are not permitted to utilize the prospectus therein to resell for more than 30 consecutive calendar days or more than an aggregate of 40 calendar days during any 12-month period, or if after the six-month anniversary of the 2021 Registration Rights Agreement, the Company does not have available adequate current public information as set forth in Rule 144(c). The parties agreed that the maximum aggregate liquidated damages payable to a holder of the 2021 Debentures under the 2021 Registration Rights Agreement is 24% of the aggregate purchase price paid by such holder pursuant to the 2021 SPA. The Company also agreed, among other things, to indemnify the Selling Stockholder from certain liabilities and to pay all fees and expenses incurred by the Company in connection with the registration of the 2021 Conversion Shares and the 2021 Warrant Shares held by the Selling Stockholder.

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

T.	Recently Issued Accounting Pronouncements

The Company has evaluated all recently issued accounting pronouncements, issued or proposed, by the FASB or other standards-setting bodies as of the period ending March 31, 2021. The Company does not expect a material impact on the Company’s financial position, result of operations, or cash flows from these pronouncements.

NOTE 2 – INVENTORY

Inventory consisted of the following:

	March 31, 2021	December 31, 2020
CBD Energy Water	$147,199	$159,813
Hemp Energy Drink	303,918	343,119
Storm CBD Water	29,938	28,692
Ooh La Lemin Drink	165,966	—
Merchandise and Apparel	12,149	11,948
Unfilled Cans, Trays and Sleeves	108,788	38,705
Miscellaneous Beverages	32,177	33,225
Other Inventory	59,877	43,362
Point of Sale Inventory	1,640	1,640
Total Inventory	$861,652	$660,504

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31, 2021	December 31, 2020
Furniture and Fixtures	$66,154	$57,879
Computers and Software	18,855	16,638
Machinery & Equipment	88,456	79,951
Vehicles	68,135	68,135
Less: Accumulated Depreciation	(64,638)	(54,731)
Property, plant and equipment, net	$176,962	$167,872

Depreciation for the three months ended March 31, 2021 and 2020, was approximately $9,907 and $7,673 respectively, and is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Loss.

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Management determined that for the year ending December 31, 2019, BigSupersearch had no identifiable assets or liabilities; therefore, the implied fair value of goodwill is zero. Based on this assessment, goodwill was impaired by the full carrying amount of $61,000. At December 31, 2020, the Company had $0 in goodwill.

On January 21, 2021, the Company entered into an Agreement and Plan of Merger with S and S Beverage, Inc. and its shareholders and acquired all of the capital stock of S and S Beverage Inc. (“S and S”). To consummate the Acquisition, a Certificate of Merger with the Wisconsin Department of Financial Institutions (the “Merger Certificate”) on February 1, 2021. On January 22, 2021, (i) Kona Gold, (ii) KGS Temporary Company, Inc. (the “Acquisition Subsidiary”), (iii) S and S, (iv) William J. Stineman and K&L Beverage, LLC, a Wisconsin limited liability company (as the indemnifying S and S shareholders), and (v) Mr. Stineman (as representative of the S and S Shareholders) entered into the Agreement and Plan of Merger (the “Merger Agreement”). S and S merged with and into our Acquisition Subsidiary; S and S was the surviving entity and became our wholly-owned subsidiary of Kona Gold.

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the Merger Agreement, and subject to the terms and conditions contained therein, we acquired all of the shares of capital stock of S and S from the five holders thereof (the “S and S Legacy Shareholders”). In consideration thereof, we issued to them an aggregate of nine million restricted shares of our common stock (the “Acquisition Stock”) on a pro rata basis. We did not grant them any registration rights in respect of the shares of Acquisition Stock. We also agreed to pay an aggregate of $1,050,000 (the “Aggregate Acquisition Payments”), the majority of which is allocated to certain creditors of S and S (including one of the S and S Legacy Shareholders) and approximately $89,000 of which (the “Remaining Acquisition Payments”) is allocated to the S and S Legacy Shareholders on a pro rata basis. $400,000 of the Aggregate Acquisition Payments were paid within approximately two weeks of the closing. The balance of the Aggregate Acquisition Payments, including the Remaining Acquisition Payments, are scheduled to be paid in monthly installments, in arrears on the tenth calendar day of each month, commencing on March 10, 2021, at a rate equivalent to $2.00 per case of Lemin Superior Lemonade, OOH LA Lemin (the product line of S and S) that we sell until the Aggregate Acquisition Payments have been paid in full. In addition to the Aggregate Acquisition Payments, we also assumed and agreed to pay certain other liabilities of S and S as set forth in the Merger Agreement. Because of this goodwill was recorded in the amount of $1,275,938, see Note 18 – Acquisition of S and S Beverage, Inc.

Changes in goodwill are as follows:

	March 31,	December 31,
	2021	2020
Beginning of year	$—	$—
Acquired goodwill	1,275,938	—
Impairment	—	—
Total goodwill	$1,275,938	$—

Intangible asset consisted of the following:

	March 31, 2021	December 31, 2020
Trademark (HighDrate)	$81,750	$81,750
Website Development (Ooh La Lemin)	12,201	—
Less: Accumulated Amortization	(14,510)	(12,262)
Total Intangible Asset	$79,441	$69,488

Estimated future amortization expense related to the intangible asset is as follows:

Fiscal year ending:
December 31, 2021 (remaining 9 months)	7,046
December 31, 2022	9,395
December 31, 2023	9,395
December 31, 2024	9,395
December 31, 2025	9,395
Thereafter	34,815
$79,441

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

	March 31, 2021	December 31, 2020
Investment in Branded Legacy	$—	$—
Note receivable	1,500,000	1,500,000
Less: Allowance for doubtful account	(1,500,000)	(1,500,000)
Note receivable, net	$—	$—

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The share-based payments granted for the three months ended March 31, 2021 and the year ended December 31, 2020, were 9,000,000 and 10,085,140 shares of the Common Stock, respectively. No stock-based Common Stock was cancelled or forfeited for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively.

For the three months ended March 31, 2021 and 2020, the Company recognized stock-based compensation expense, which is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Loss, as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2021	2020
Employee stock awards	$—	$318,500
Non-employee stock awards	270,900	—
Total stock-based compensation expense	$270,900	$318,500

The Company expenses stock-based compensation cost in the current period at the grant date. No future years of compensation is expected for the next five fiscal years. The Company has a balance in accrued stock-based compensation at March 31, 2021 and December 31, 2020, of $1,386,497 and $1,386,497, respectively.

NOTE 7 – LINE OF CREDIT

On May 5, 2018, Kona entered into a Line of Credit Agreement with Matthew Nicoletti as the lender, which established a revolving line of credit in the amount of up to $400,000. The line of credit matures on May 5, 2022 and is reflected as non-current on the accompanying Consolidated Balance Sheets. Advances under the line of credit bear interest at the rate of 3.75 percent per annum. Payments of principal and accrued interest are payable on the maturity date. At March 31, 2021 and December 31, 2020, the line of credit had an outstanding principal balance of $398,470, respectively, and accrued interest of $35,787 and $32,102, respectively.

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – RELATED PARTY TRANSACTIONS

A.	Long-term debt consists of two note payables with a related party:

1)	On October 31, 2018, Kona issued a Standard Promissory Note in favor of Robert Clark, as lender, in the original principal amount of $20,000. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The note bears no interest. Principal payments of $500 per month commenced in February 2019, with the final payment due in April 2021. The outstanding principal balance of this note at March 31, 2021 and December 31, 2020 was $7,000 and $8,500, respectively. See, Note 21 – Subsequent Events.

2)	On February 19, 2019, Gold Leaf issued a Standard Promissory Note in Favor of Robert Clark, as lender, in the original principal amount of $70,000. The note bears no interest. Principal payments of $500 per month commenced in March 2019, with final payment due in March 2021. On March 15, 2021, Gold Leaf issued an Amendment to the original issued Standard Promissory Note in Favor of Robert Clark for the remaining outstanding principle of $58,000. Principal payment of $500 per month, with final payment due in March 2022. The outstanding principal balance of this note at March 31, 2021 and December 31, 2020 was $58,000 and $59,500, respectively.

The future maturities are as follows:

December 31, 2021(remaining 9 months)	$65,000
$65,000

B.	Lines of credit consists of two agreements with a related party:

1)	On April 4, 2019, Kona entered into a Line of Credit Agreement with Robert Clark. The agreement established a revolving line of credit in the amount of up to $1,500,000. Advances under this line of credit bear interest at the rate of 3.75 percent per annum. The line of credit matures on April 4, 2021, at which time all outstanding principal amounts and accrued interest are due and payable. At March 31, 2021 and December 31, 2020, outstanding principal was $1,372,651 and $1,369,651, respectively, and accrued interest was $48,757 and $36,397, respectively. See, Note 21 – Subsequent Events.

2)	On August 29, 2019, Gold Leaf entered into a Line of Credit Agreement with Robert Clark. The agreement established a revolving line of credit in the amount of up to $200,000. Advances under this line of credit bear interest at the rate of 3.75 percent per annum. The line of credit matures on August 29, 2021, at which time all outstanding principal amounts and accrued interest are due and payable. At March 31, 2021 and December 31, 2020, outstanding principal was $125,500 and $100,000, respectively, and accrued interest was $4,706 and $3,545, respectively.

 NOTE 9 – SECURITIES PURCHASE AGREEMENT, DERIVATIVE LIABILITIES, AND WARRANT

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to the 2020 SPA, the purchase price for the First 2020 Debenture was $250,000, less $15,000 for origination fees, which consisted of the “original issue discount” of $10,000 and $5,000 as a structuring fee. On December 23, 2020, the Company converted $100,000 of the principal of, and $12,274 of accrued interest on, the First 2020 Debenture into 8,255,438 shares of the Company’s common stock. On January 25, 2021, the Company converted $150,000 of the principal of, and $1,118 of accrued interest on, the First 2020 Debenture into 7,094,732 shares of the Company’s common stock, see Note 11, equity transactions. At March 31, 2021, no balance remains on the principal balance of the First 2020 Debenture.

Pursuant to the 2020 SPA, the purchase price for the Second 2020 Debenture was $250,000, less $10,000 for origination fees, which consisted of the “original issue discount” of $10,000 fee. On January 25, 2021, the Company converted $100,000 of the principal of, and $10,410 of accrued interest on, the Second 2020 Debenture into 5,183,613 shares of the Company’s common stock. On February 19, 2021, the Company converted $150,000 of the principal of, and $855 of accrued interest on, the Second 2020 Debenture into 7,252,634 shares of the Company’s common stock see Note 11, equity transactions. At March 31, 2021, no balance remains on the principal balance of the First 2020 Debenture.

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the 2020 SPA, the purchase price for the Third 2020 Debenture was $500,000, less $10,000 for origination fees, which consisted of the “original issue discount” of $10,000 fee. On January 12, 2021, the Company converted $200,000 of the principal of, and $1,425 of accrued interest on, the First 2020 Debenture into 10.887,819 shares of the Company’s common stock, see Note 11, equity transactions. At March 31, 2021, the principal balance of the Third 2020 Debenture is $300,000.

2021 Securities Purchase Agreement

In February 2021, the Company completed a private placement transaction (the “2021 Private Placement”) with the Selling Stockholder of two secured convertible debentures (the “2021 Debentures”), convertible for up to 154,958,678 shares (the “2021 Conversion Shares”) of Common Stock and granted a Warrant to purchase Common Stock (the “2021 Warrant”), exercisable for up to 50,000,000 shares of Common Stock (the “2021 Warrant Shares”), pursuant to that certain Securities Purchase Agreement between the Selling stockholder and the Company, dated as of February 10, 2021 (the “2021 SPA”). The Company sold and issued the initial 2021 Debenture (the “First 2021 Debenture”) and granted the 2021 Warrant promptly after entering in the 2021 SPA. The Company will sell and issue the second 2021 Debenture (the “Second 2021 Debenture”) promptly after the SEC declares effective the 2021 Registration Statement (as defined below). On May 5, 2021, the Company and the Selling Stockholder entered into a Limited Amendment Agreement, pursuant to which we agreed to a partial Second Closing, whereby the Selling Stockholder purchased a portion of the intended Second Convertible Debenture in the face amount of $200,000 for a purchase price of $192,000.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to the terms of the 2021 Registration Rights Agreement with the Selling Stockholder, the Company agreed to file a registration statement on Form S-1 (the “2021 Registration Statement”) with the SEC registering for resale the 2021 Conversion Shares and the 2021 Warrant Shares within 30 calendar days following the closing of the 2021 Private Placement. The Selling Stockholder has agreed to waive this 30-calendar-day provision for so long as the Company utilized its best efforts to file its Annual Report on Form 10-K for its fiscal year ended December 31, 2020, and promptly thereafter files the 2021 Registration Statement. Further, the Company agreed to use its best efforts to have the 2021 Registration Statement declared effective by the SEC as soon as practicable, but in no event later than the effectiveness deadline, or by the 5th trading day following the date on which the Company is notified that the 2021 Registration Statement will not be reviewed or is no longer subject to further review and comments. Pursuant to the 2021 Registration Rights Agreement, the Company is subject to partial liquidated damages equal to 2.0% of the

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

aggregate purchase price paid by the holder pursuant to the 2021 SPA for either of the 2021 Debentures then held by the holder for failure to file the 2021 Registration Statement timely, failure to file with the SEC a request for acceleration in accordance with Rule 461 promulgated under the Securities Act, within five trading days after the date the Company is notified that the 2021 Registration Statement will not be reviewed or is not subject to further review, the 2021 Registration Statement is not declared effective by the effectiveness deadline, if after effectiveness, the 2021 Registration Statement ceases for any reason to remain continuously effective as required or if the holders are not permitted to utilize the prospectus therein to resell for more than 30 consecutive calendar days or more than an aggregate of 40 calendar days during any 12-month period, or if after the six-month anniversary of the 2021 Registration Rights Agreement, the Company does not have available adequate current public information as set forth in Rule 144(c). The parties agreed that the maximum aggregate liquidated damages payable to a holder of the 2021 Debentures under the 2021 Registration Rights Agreement is 24% of the aggregate purchase price paid by such holder pursuant to the 2021 SPA. The Company also agreed, among other things, to indemnify the Selling Stockholder from certain liabilities and to pay all fees and expenses incurred by the Company in connection with the registration of the 2021 Conversion Shares and the 2021 Warrant Shares held by the Selling Stockholder.

Pursuant to the 2021 SPA, the purchase price for the First 2021 Debenture was $900,000, less $41,000 for origination fees, which consisted of the “original issue discount” of $36,000 and $5,000 as a structuring fee. At March 31, 2021, the principal balance of the First 2021 Debenture is $900,000.

Derivative Liability

The 2020 and 2021 Debentures have been accounted for utilizing ASC 815. The Company has incurred a liability for the estimated fair value of the First 2020 Debenture. The estimated fair value of the 2020 Debentures has been calculated using the Black-Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance, with the valuation offset against additional paid in capital, and at each reporting date, with changes in fair value recorded as gains or losses on revaluation in other income (expense). The Company identified embedded features in the 2020 and 2021 Debentures, which caused the 2020 and 2021 Debentures to be classified as a liability. These embedded features included the right for the holder to request for the Company to settle the amounts owed pursuant to the 2020 and 2021 Debentures to the holder by paying an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of the 2020 and 2021 Debentures on the date of the consummation of a fundamental transaction. The accounting treatment of derivative financial instruments requires that the Company treat the whole instrument as liability and record the fair value of the instrument as a derivative as of the inception date of the instrument and to adjust the fair value of the instrument as of each subsequent balance sheet date.

The derivative liabilities were valued using Black-Scholes pricing model with the following average assumptions:

March 31, 2021
Stock Price	$0.0327
Exercise Price	$0.0276
Expected Life	1
Volatility	99.5%
Dividend Yield	0%
Risk-Free Interest Rate	.06%

Fair Value	$627,018

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the changes in the Company’s assets and liabilities measured at fair value as of March 31, 2021:

	March 31, 2021	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Convertible promissory notes with embedded conversion option	$627,018		$627,018
Total	$627,018		$627,018

The following table sets forth a summary of change in fair value of the Company’s derivative liabilities for the year ended March 31, 2021:

Fair value, January 1, 2020	$—
Change in fair value of embedded conversion features of debenture included in earnings	—
Embedded conversion option liability recorded in connection with the issuance of 2020 debenture	148,628
Fair value, June 30, 2020	$148,628
Change in fair value of embedded conversion features of debenture included in earnings	(39,725)
Embedded conversion option liability recorded in connection with the issuance of 2020 debentures	108,903
Fair value, September 30, 2020	$217,806
Change in fair value of embedded conversion features of debenture included in earnings	(69,051)
Embedded conversion option liability recorded in connection with the issuance of 2020 debentures	212,397
Fair value, December 31, 2020	$361,152
Change in fair value of embedded conversion features of debenture included in earnings	(202,443)
Embedded conversion option liability recorded in connection with the issuance of 2021 debentures	468,309
Fair value, March 31, 2021	$627,018

Warrant

The Company also granted the 2020 Warrant and the 2021 Warrant to purchase up to an aggregate of 20 million shares and 50 million shares of Common Stock, respectively. The 2020 Warrant and the 2021 Warrant each has a three-year term and each is immediately exercisable at an exercise price of $0.05 per share for the 2020 Warrant and $0.03 per share for the 2021 Warrant, each subject to adjustment. If the Company fails to maintain an effective registration statement with the SEC covering the resale of the 2020 Warrant Shares and the 2021 Warrant Shares, or if an Event of Default (as defined below) has occurred and is continuing, then the holder may exercise, respectively, the 2020 Warrant and the 2021 Warrant on a “cashless” basis. “Event of Default” means an event of default under the 2020 SPA and the 2021 SPA or the 2020 Debentures and the 2021 Debentures, respectively.

The 2020 Warrant and the 2021 Warrant, respectively, contains an adjustment provision that, subject to certain exceptions, reduces the exercise price if the Company issues shares of our Common Stock or common stock equivalents at a price lower than the then-current exercise price of the 2020 Warrant and the 2021 Warrant, respectively. Any stock splits, reverse stock splits, recapitalizations, mergers, combinations and asset sales, stock dividends, and similar events will also result in an adjustment of the exercise price of the 2020 Warrant and the 2021 Warrant, respectively.

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The 2020 Warrant and the 2021 Warrant, respectively, is subject to an “exercise blocker” such that the Selling Stockholder cannot exercise any portion, respectively, of the 2020 Warrant that and the 2021 Warrant would result in the Selling Stockholder and its affiliates holding more than 4.99% of the then-issued and outstanding shares of the Common Stock following such exercise (excluding, for purposes of such determination, shares of the Common Stock issuable, respectively, upon exercise of the 2020 Warrant and the 2021 Warrant or conversion of the 2020 Debentures and the 2021 Debentures, respectively, that had not then been exercised or converted, respectively). The Selling Stockholder can increase that 4.99% “exercise blocker” to 9.99% upon at least 65 days’ prior written notice to the Company.

During the year ended December 31, 2020, the Company granted the 2020 Warrant that was immediately exercisable for up to 20,000,000 shares of Common Stock. During the three months ended March 31, 2021, the Company granted the 2021 Warrant that was immediately exercisable for up to 50,000,000 shares of Common Stock. The 2020 Warrant and the 2021 Warrant, respectively, was fully expensed as an interest expense related to the 2020 Warrant and the 2021 Warrant issued in connection with the consummation of the transactions contemplated by the 2020 SPA and 2021 SPA, respectively, and no liability was recorded as of March 31, 2021 and December 31, 2020, respectively.

NOTE 10 – PAYCHECK PROTECTION PROGRAM LOAN

On May 4, 2020, the Company entered into a Paycheck Protection Promissory Note in the original principal amount of $95,161 (the “PPP Loan”) with Wells Fargo Bank, N.A. The PPP Loan was made under, and is subject to, the terms and conditions of the Paycheck Protection Program (the “PPP”), which was established as part of the Coronavirus Aid, Relief and Economic Security Act the (“CARES Act”) and is administered by the U.S. Small Business Administration. The PPP provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The current term of the PPP Loan is two years, with a maturity date of May 6, 2022 and it contains a favorable fixed annual interest rate of 1.00%. Payments of principal and interest on the PPP Loan are deferred until the date on which the amount of the forgiveness determined under the PPP Program Requirements is remitted to Lender and shall continue monthly until loan maturity. If the Borrower fails to apply for forgiveness within 10 months after the last day of the Covered Period, as defined in the PPP Program Requirements, monthly principal and interest payments shall commence 10 months from the last day of the Covered Period. Payments of principal and interest must be made on such date as designated by Lender in the months that they are due Thereafter, principal and interest are payable monthly and may be prepaid by us at any time prior to maturity with no prepayment penalties.

In January 2021, the Company entered into a Paycheck Protection Promissory Note in the original principal amount of $117,487 (the “PPP Loan 2”) with Wells Fargo Bank, N.A. The PPP Loan was made under, and is subject to, the terms and conditions of the Paycheck Protection Program (the “PPP”), which was established as part of the Coronavirus Aid, Relief and Economic Security Act the (“CARES Act”) and is administered by the U.S. Small Business Administration. The PPP provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The current term of the PPP Loan is five years, with a maturity date of January 2026 and it contains a favorable fixed annual interest rate of 1.00%. Payments of principal and interest on the PPP Loan are deferred for the first six months of the term of the PPP Loan, or November 2020. Thereafter, principal and interest are payable monthly and may be prepaid by us at any time prior to maturity with no prepayment penalties.

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 11 – EQUITY TRANSACTIONS

Preferred Stock

The Company’s issued and outstanding preferred stock, par value $0.00001 per share, at March 31, 2021 and December 31, 2020 was 988,140, respectively. The Board, without further stockholder approval, may issue preferred stock in one or more series from time to time and fix or alter the designations, relative rights, priorities, preferences, qualifications, limitations and restrictions of the shares of each series.

Series A Preferred Stock

The Company had authorized 4,000,000 shares of Series A Preferred Stock, par value of $0.00001 per share (the “Series A Preferred Stock”), of which no shares were authorized, issued or outstanding at March 31, 2021 and December 31, 2020 and 4,000,000 shares were authorized, issued and outstanding at March 31, 2021 and December 31, 2020. Each share of Series A Preferred Stock, when outstanding, could have been converted into one share of the Common Stock.

Series B Preferred Stock

The Company had authorized 1,200,000 shares of Series B Preferred Stock, par value of $0.00001 per share (the “Series B Preferred Stock”), of which 488,000 were issued and outstanding at March 31, 2021 and December 31, 2020, respectively. Each share of Series B Preferred Stock may be converted into one share of the Common Stock.

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

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021 and December 31, 2020, the Company had authorized 250 shares, respectively, of Series C Preferred Stock of which 140, respectively, were issued and outstanding at March 31, 2021 and December 31, 2020, respectively. At such dates, each share of the Series C Preferred Stock was convertible into one and 1,000 shares, respectively of the Common Stock.

Series D Preferred Stock

The Company had authorized 500,000 shares of Series D Preferred Stock, par value of $0.00001 per share (the “Series D Preferred Stock”), of which 500,000 shares were issued and outstanding at March 31, 2021 and December 31, 2020, respectively. Each share of the Series D Preferred Stock may be converted into 1,000 shares of Common Stock.

Common Stock

The Company had authorized 2,500,000,000 shares of the Common Stock, respectively, of which 825,726,839 shares were issued and outstanding at March 31, 2021 and 786,308,041 were issued and outstanding at December 31, 2020.

Equity Transactions

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

For other equity issuances during the three month ended March 31, 2021 and the year ended December 31, 2020, please see Note 12, Employees and Note 13, Sponsorships.

NOTE 12 – EMPLOYEES

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Operating Lease – The Company currently leases approximately 4,500 square feet of corporate office and warehouse space located at 746 North Drive, Suite A, Melbourne, Florida 32934. The lease is for a five-year term, and expires on May 31, 2023. The initial monthly base rent was approximately $3,994, plus state taxes. The monthly base rent increases annually by three percent, beginning on June 1, 2019 and each June 1st thereafter. During the lease year that commenced on June 1, 2020, the Company’s monthly base rent will be $4,114. For the three months ended March 31, 2021, the Company recognized operating lease expense of $13,180, which is included in in selling, general and administrative expenses in the accompanying Consolidated Statements of Loss.

NOTE 15 – LEASE LIABILITIES

The Company reported the following operating lease liabilities as of March 31, 2021:

A.	Right-of-Use Operating Lease – On May 22, 2019, Gold Leaf entered into a lease agreement for 30,000 square feet of office and warehouse space in Greer County, South Carolina. The agreement includes monthly payments of $13,429, and included a $6,500 deposit. For the three months ended March 31, 2021, the Company recognized right-of-use operating lease expense of $28,125, which is included in in selling, general and administrative expenses in the accompanying Consolidated Statements of Loss.

B.	On March 17, 2020, Kona entered into a lease agreement for equipment. The agreement includes monthly payments of $676. For the three months ended March 31, 2021, the Company recognized right-of-use operating lease expense of $1,859, which is included in in selling, general and administrative expenses in the accompanying Consolidated Statements of Loss.

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized as right-of-use assets, net related to operating leases are included in noncurrent assets in the accompanying Consolidated Balance Sheet, while related lease liabilities are included in current portion of long-term debt and long-term debt. At March 31, 2021 and December 31, 2020, the right-of-use asset and lease liability related to the operating leases were as follows:

	March 31, 2021	December 31, 2020
Right-of-use asset	$1,072,094	$1,072,094
Amortization of right-of-use asset	(196,124)	(159,101)
Right-of-use asset, net	$875,970	$912,993

Operating lease liability
Current portion of long-term lease	$112,383	$149,407
Long-term lease	763,587	763,586
Total operating lease liability	$875,970	$912,993

The future payments due under operating leases is as follows:

Fiscal year ending:
December 31, 2021 (9 months remaining)	112,383
December 31, 2022	154,416
December 31, 2023	160,631
December 31, 2024	167,587
December 31, 2025	167,537
2026 and thereafter	113,416
$875,970

NOTE 16 – REVENUE

The Company determined that the majority of the Company’s revenue earned from its two reporting segments is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. The Company does not have a significant financing component or payment terms, and the Company does not have any material unsatisfied performance obligations. The Company’s revenues are obtained in similar geographical locations within the United States. The Company’s operating segments are expected to have essentially the same future prospects, similar gross margins, sales trends, and the nature of our products and customers are essentially the same. Furthermore, the Company regularly reviews disaggregated revenue by source for evaluating the financial performance of its operations and making resource decisions. The Company’s revenue is broken down by the following:

●	Distributors – revenue derived from direct sales to distributors for resale of its products: Kona Gold hemp-infused energy drinks, HighDrate CBD-infused energy waters, Storm CBD-infused water, and OOH LA Lemin lemonade beverages.
●	Amazon Sales – revenue derived from customer purchases through Amazon.com of our Kona Gold hemp-infused energy drinks.
●	Online Sales – revenue derived from customer purchases through the Company’s websites: KonaGoldHemp.com, HighDrateMe.com, and drinklemin.com of the following products: Kona Gold hemp-infused energy drinks and apparel, HighDrate CBD-infused energy waters, Storm CBD-infused water, and OOH LA Lemin lemonade beverages.
●	Gold Leaf Distribution – revenue derived from Gold Leaf, which is the Company’s wholly-owned subsidiary, that focuses on the distribution of premium beverages and snacks in key markets. These markets include over 600 accounts in grocery stores, convenience stores, smoke shops, vape shops, and specialty stores located in Florida and South Carolina. Gold Leaf’s product line includes alkaline waters, beverages for kids, energy drinks, fruit flavored sodas, low-carb lemonade, healthy aloe juice drinks, and CBD-infused jellybeans, all of which complement the Company’s current product offerings.
●	Shipping – revenue derived from shipping from direct sales of the Company’s product through KonaGoldHemp.com, HighDrateMe.com, and drinklemin.com.
●	Sales Returns and Allowances – the amount reduced from all revenue sources to allow for product returns.

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables presents our net revenues, by revenue source, and the period-over-period percentage change, for the period presented:

	Three Months Ended March 31,
	2020	2021
Revenue Source	Revenue	Revenue	% Change

Distributors	$107,292	$243,788	127%
Amazon	27,358	38,502	41%
Online Sales	11,189	18,204	63%
Gold Leaf Distribution	54,836	180,217	229%
Shipping	5,006	5,110	2%
Sales Returns and Allowances	(3,624)	(23,413)	546%
Net Revenues	$202,057	$462,408	129%

The following tables presents our net revenues, by revenue source, as a percentage of total net revenues for the periods presented:

	Three Months Ended March 31,
Revenues	2020	2021
Distributors and Resellers	53%	53%
Amazon	14%	8%
Online Sales	6%	4%
Gold Leaf Distribution	27%	39%
Shipping	2%	1%
Sales Returns, and Allowances	(2)%	(5)%

NOTE 17 – SEGMENTS

The Company has two reportable segments:

●	Beverages. Includes three types of beverage products: (i) hemp-infused energy drinks, (ii) CBD-infused energy water, (iii) CBD-infused high-alkaline water, and (iv) lemon-flavored beverages, as well as apparel with the Kona Gold logo. The Beverages Segment includes all of Kona’s and HighDrate’s operations. The Company considers this a single operating segment for purposes of presenting financial information and evaluating performance. As such, the accompanying Consolidated Financial Statements present financial information in a format that is consistent with the internal financial information used by management. We do not accumulate revenues by product classification and, therefore, it is impractical to present such information.
●	Distribution. Includes the distribution of premium beverages and snacks in key markets. These markets include over 300 accounts in grocery stores, convenience stores, smoke shops, vape shops, and specialty stores located in Florida and South Carolina. In addition to distributing the Company’s own beverage products, the Company also distributes other products, including alkaline waters, beverages for kids, energy drinks, fruit flavored sodas, low-carb lemonade, healthy aloe juice drinks, and CBD-infused jellybeans, all of which complement the Company’s current product offerings. The Distribution Segment includes all of Gold Leaf’s operations.

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Amounts that do not relate to a reportable segment have been allocated to “Corporate and Eliminations.”

The following tables present information about our reportable segments.

	March 31, 2021	December 31, 2020
CURRENT ASSETS:
Beverages Segment	$1,242,543	$933,148
Distribution Segment	(190,620)	(139,028)
Corporate and eliminations	—	—
Total Current Assets	$1,051,923	$794,120

NON-CURRENT ASSETS:
Beverages Segment	$2,319,444	$1,063,074
Distribution Segment	87,569	85,546
Corporate and eliminations	9,066	8,233
Total Non-Current Assets	$2,416,079	$1,156,853

CURRENT LIABILITIES:
Beverages Segment	$2,617,407	$1,880,762
Distribution Segment	50,590	80,442
Corporate and eliminations	1,997,564	1,425,552
Total Current Liabilities	$4,664,771	$3,376,248

NON-CURRENT LIABILITIES:
Beverages Segment	$2,715,776	$2,616,018
Distribution Segment	213,080	192,350
Corporate and eliminations	—	—
Total Non-Current Liabilities	$2,928,856	$2,808,368

	Three Months Ended March 31,
	2020	2021
REVENUES, NET OF SALES, RETURNS, AND ALLOWANCES:
Beverages Segment	$179,927	$310,093
Distribution Segment	54,836	180,351
Corporate and Eliminations	(32,706)	(28,036)
Total Revenues, Net of Sales, Returns, and Allowances	$202,057	$462,408

COST OF REVENUES:
Beverages Segment	138,063	193,369
Distribution Segment	40,610	128,750
Corporate and Eliminations	(32,706)	(8,199)
Total Cost of Revenues	$145,967	$313,920

OPERATING EXPENSES:
Beverages Segment	$529,515	$410,914
Distribution Segment	38,148	90,888
Corporate and Eliminations	79,556	67,178
Total Operating Expenses	$647,219	$568,980

OTHER INCOME / (EXPENSE):
Beverages Segment	$(3,807)	$(16,213)
Distribution Segment	—	(1,160)
Corporate and Eliminations	—	(1,381,678)
Total Other Income / (Expense)	$(3,807)	$(1,399,051)

NET LOSS:
Beverages Segment	$(571,014)	$(310,403)
Distribution Segment	(23,922)	(40,447)
Corporate and Eliminations	—	(1,468,693)
Total Net Loss	$(594,936)	$(1,819,543)

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – ACQUISITION OF S AND S BEVERAGE, INC.

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

Pursuant to the Merger Agreement, and subject to the terms and conditions contained therein, we acquired all of the shares of capital stock of S and S from the five holders thereof (the “S and S Legacy Shareholders”). In consideration thereof, we issued to them an aggregate of nine million restricted shares of Kona Gold Beverage, Inc.’s common stock (the “Acquisition Stock”) on a pro rata basis. Kona Gold Beverage, Inc. did not grant them any registration rights in respect of the shares of Acquisition Stock. We also agreed to pay an aggregate of $1,050,000 (the “Aggregate Acquisition Payments”), the majority of which is allocated to certain creditors of S and S (including one of the S and S Legacy Shareholders) and approximately $89,000 of which (the “Remaining Acquisition Payments”) is allocated to the S and S Legacy Shareholders on a pro rata basis. $400,000 of the Aggregate Acquisition Payments are scheduled to be paid in the next two weeks. The balance of the Aggregate Acquisition Payments, including the Remaining Acquisition Payments, are scheduled to be paid in monthly installments, in arrears on the tenth calendar day of each month, commencing on March 10, 2021, at a rate equivalent to $2.00 per case of Lemin Superior Lemonade, now named OOH LA Lemin (the product line of S and S), that we sell until the Aggregate Acquisition Payments have been paid in full. In addition to the Aggregate Acquisition Payments, we also assumed and agreed to pay certain other liabilities of S and S as set forth in the Merger Agreement.

The following is a balance sheet comparison of S and S Beverage as of January 21, 2021:

Balance Sheet	Book Value	Fair Value
Accounts receivable, net of allowance of $24,280	$9,437	$33,717
Inventory	240,797	249,648
Property, plant and equipment, net (Website Development)	12,201	12,201
Total Assets	$262,435	$295,566
Accounts payable and accrued liabilities	$55,553	$ 956.
Outstanding checks	23,058	—
Interest payable	11,915	—
Due to customers	19,667	—
Current note payable - related party	811,761	1,050,000.00
Common Stock, $30.05 par value, 10,000 shares issued and outstanding, respectively	300,500
Additional paid-in-capital	437,701
Accumulated deficit	(1,397,720)
Total liabilities and stockholders’ deficit	$262,435

The following is the accounts included in the Company’s accompanying balance sheet dated March 31, 2021 as a result of the acquisition:

Balance Sheet
Accounts receivable	$33,717
Website Development (Ooh La Lemin)	12,201
Goodwill	1,275,938
Total Assets	$1,321,856
Accounts payable and accrued liabilities	$956
Loan on Acquisition	650,000
Due to merger payments	400,000
Common stock, $.00001 par value, 9,000,000 shares issued	90
Additional paid-in capital	270,810.00
Total liabilities and stockholders’ deficit	$1,321,856

NOTE 19 – GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying Consolidated Financial Statements, during the three months ending March 31, 2021, the Company incurred a net loss of $1,819,543, used cash in operations of $312,712 and had a stockholders’ deficit of $4,126,416 as of March 31, 2021. In the year ending December 31, 2020, the Company incurred a net loss of $3,125,595, used cash in operations of $1,370,123 and had a stockholders’ deficit of $4,244,153 as of December 31, 2020.

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company attributes this increase to losses incurred from corporate related expenses. During the first quarter of fiscal 2021, the Company signed a Securities Purchase Agreement, whereas, the Company incurred interest expense to warrants on a convertible note and a loss on the derivatives, which were integral to the growth of the Company. In addition, the Company attributes the increase to costs related to our Beverages Segment of selling, general and administrative expenses, specifically salaries, which are integral to the success of the Company. The Company continues to be impacted by the COVID-19 pandemic during the first quarter of the 2021 fiscal year as the Company makes an effort to sign more favorable agreements with larger, reputable tier 1 and mid-size distributors and grocery chains. These contracts saw unforeseen delays and were additionally impacted by the COVID-19 pandemic during the 2020 fiscal year. The COVID-19 delayed the Company’s launch of a variety of new products during most of the 2020 fiscal year – drinks and non-drink line broadening items. Despite the increase, the Company realized an increase in sales in the first quarter of fiscal 2021 over the previous first quarter of fiscal 2020. The Company attributes this to the acquisition of S and S Beverage, Inc. which has added to the Company’s portfolio. In addition, the Company has signed more favorable with larger, reputable tier 1 and mid-size distributors and grocery chain that saw unforeseen delays and were impacted by the COVID-19 pandemic. We expect that revenue will increase in the remaining three quarters of fiscal year 2021 as distribution related to our current distributors affected by COVID-19 that have resumed distribution will continue to see fewer impacts from the COVID-19 pandemic going forward. The Company will continue to sign favorable agreements with larger, tier 1 and mid-size distributors in our Beverages Segment during fiscal 2021.

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

In the accompanying Consolidated Balance Sheet as of March 31, 2021, the Company’s net accounts receivable were $111,676, representing total accounts receivable of approximately $153,213 less sales returns and allowance of approximately $37,570 and less doubtful accounts of approximately $3,967. In the accompanying Consolidated Balance Sheet as of December 31, 2020, the Company’s net accounts receivable were $(10,508), representing total accounts receivable of approximately $22,166 less sales returns and allowance of approximately $28,707 and less doubtful accounts of approximately $3,967. The breakdown of the Company’s accounts receivable is as follows:

	March 31, 2021	December 31, 2020
Total Accounts Receivable	$153,213	$22,166
Less: Sales Returns and Allowances	37,570	28,707
Less: Doubtful Accounts	3,967	3,967
Accounts Receivable, net	$111,676	$(10,508)

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company determined that three customers accounted for approximately 51% (or approximately 21%, 19%, and 11%), or an aggregate of $78,224, of the outstanding total accounts receivable of $153,213 as of March 31, 2021. The Company determined that four customers accounted for approximately 76% (or approximately 26%, 22%, 14% and 14%), or an aggregate of $16,904, of the outstanding total accounts receivable of $22,166 as of December 31, 2020.

In the accompanying Consolidated Statements of Loss for the three months ended March 31, 2021, one customer represented 12% of the Company’s total net revenue of $462,408 for the three months ended March 31, 2021. In the accompanying Consolidated Statements of Loss for the three months ended March 31, 2020, no one customer represented 10% or more of the Company’s total net revenue of $202,057 for the three months ended March 31, 2020.

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

The Company had certain vendors that individually represented 10% or more of the Company’s inventory purchases. For the three months ended March 31, 2021, the Company purchased 73% of its inventory from five vendors for the three months ended March 31, 2021. Of these vendors, $21,988 is due to these vendors as of the balance sheet dated March 31, 2021. For the year ended December 31, 2020, the Company did not purchase in excess of 10% of its inventory from any single vendor.

NOTE 21 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 17, 2021, the date that the March 31, 2021 Consolidated Financial Statements were issued, and has determined the following events have occurred that would warrant additional disclosure:

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

(2)	On April 27, 2021, the Paycheck Protection Promissory Note, dated May 4, 2020, in the original principal amount of $95,161 (the “PPP Loan”) with Wells Fargo Bank, N.A. was forgiven for the full amount. The PPP Loan was made under, and is subject to, the terms and conditions of the Paycheck Protection Program (the “PPP”), which was established as part of the Coronavirus Aid, Relief and Economic Security Act the (“CARES Act”) and is administered by the U.S. Small Business Administration.
(3)	On May 5, 2021, the Company and the Selling Stockholder entered into a Limited Amendment Agreement, dated as of May 5, 2021, pursuant to which the parties agreed to a partial Second Closing of the transactions contemplated by the 2021 SPA, whereby the Selling Stockholder purchased a portion of the intended Second Convertible Debenture (the “Partial Second Convertible Debenture”) in the face amount of $200,000 for a purchase price of $192,000.
(4)	On May 5, 2021, the Company issued an aggregate of 14,436,426 shares of Common Stock upon the conversion of $300,000 of the principal of, and $7,496 of accrued interest on, the Third 2020 Debenture. At the time of conversion, the VWAP during the previous 15 trading days was $0.0266. The Third 2020 Debenture was converted at the conversion price of $0.0213, which was the lower of the 2021 Fixed Conversion Price and the 2021 Market Conversion Price.
(5)	On April 4, 2021, the Company signed a Note Modification Amendment to a Standard Promissory Note Agreement with a related party originally dated January 15, 2019 for the principal sum of $20,000. The Note Modification Amendment extends the due date of the principal sum for one year, payable on April 4, 2022.
(6)	On April 4, 2021, the Company signed a Modification Amendment to a Line of Credit and Security Agreement with a related party originally dated April 4, 2019 for the principal sum up to $1,500,000 plus interest, fees and costs. The Modification Amendment extends the due date of the principal sum for one year, payable on April 4, 2022.

S and S Beverage, Inc.

BALANCE SHEETS

	January 31	December 31,
	2021	2020

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$—
Accounts receivable, net of allowance of $24,280 and $0, respectively	9,438	9,438
Inventory	240,797	240,797
Total current assets	250,235	250,235
NON-CURRENT ASSETS
Property, plant and equipment, net	12,200	12,200
Total assets	$262,435	$262,435

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$55,553	$78,782
Outstanding checks	23,058	6,362
Interest payable	11,915	11,915
Due to customers	19,667	19,667
Current note payable - related party	811,761	801,761
Total current liabilities	921,954	918,487
NON-CURRENT LIABILITIES
Note payable – related party, net of current	—	—
Total liabilities	921,954	918,487

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common Stock, $30.05 par value, 10,000 shares issued and outstanding, respectively	300,500	300,500
Additional paid-in capital	437,701	437,701
Accumulated deficit	(1,397,720)	(1,394,253)
Total stockholders’ deficit	(659,519)	(656,052)
Total liabilities and stockholders’ deficit	$262,435	$262,435

The accompanying notes are an integral part of these consolidated financial statements.

S and S Beverage, Inc.

STATEMENTS OF LOSS

	January 31,
	2021	2020

REVENUES	$572	$11,520
COST OF REVENUES	1,130	36,605
Gross profit	(558)	(25,085)

OPERATING EXPENSES
Selling, general and administrative expenses	2,909	57,316
Income (Loss) from operations	(3,467)	(82,401)
Other income / (expense)	—	—
Net Income (Loss)	$(3,467)	$(82,401)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic and diluted	10,000	10,000

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.35)	$(8.24)

The accompanying notes are an integral part of these consolidated financial statements.

S and S Beverage, Inc.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock $.00001 Par		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2019	10,000	$300,500	$412,701	$(765,784)	$(52,583)
One-month Net Income (Loss)				(82,401)	(82,401)
Balance January 31, 2020	10,000	$300,500	$412,701	$(848,185)	$(134,984)
Loan Forgiveness			25,000		25,000
11-month Net Income (loss)				(546,068)	(546,068)
Balance December 31, 2020	10,000	$300,500	$437,701	$(1,394,253)	$(656,052)
Net Income (loss)				(3,457)	(3,467)
Balance January 31, 2021	10,000	$300,500	$437,701	$(1,397,720)	$(659,519)

The accompanying notes are an integral part of these consolidated financial statements.

S and S Beverage, Inc.

STATEMENTS OF CASH FLOWS

	For the One Month Ended January 31,
	2021	2020

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net Income	$(3,467)	$(82,401)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation	—	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	—	16,024)
Decrease (increase) in inventory	—	(18,757)
Increase (decrease) in accounts payable	(23,229)	15,830
Increase (decrease) in interest payable	—	—
Increase (decrease) in due to/from	—	(27,886)
Net cash provided by (used in) operating activities	(26,696)	(97,190)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	—
Net cash provided by (used in) investing activities	—	—

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Changes in note payable – related party	10,000	45,001
Net cash provided by (used in) financing activities	10,000	45,001
Net cash increase/(decrease) for period	(16,696)	(52,189)
Cash at beginning of period	(6,362)	30,075
Cash at end of period	$(23,058)	$(22,114)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

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

Accounts receivable are recorded at net realizable value. The Company determines provisions for uncollectible accounts, sales returns, and claims based upon factors including the credit risk and activity of specific customers, historical trends, and other information. In the circumstance that the Company becomes aware of a specific customer’s inability to meet its financial obligations, bad debt charges are recorded based on an overall assessment of past due accounts receivable outstanding. No bad debt was recorded in the accompanying statement of income one month ending January 31, 2021 and 2020, respectively. Management will review annually to determine provisions and record an allowance as deemed necessary. In the opinion of management, no provision is deemed necessary for sales returns and all accounts were deemed collectible at December 31, 2020. The balance of allowance for Uncollectible Accounts as of January 31, 2021 and December 31, 2020 is $24,280, respectively.

F.	Inventories

The Company’s inventories are valued at the lower cost or net realizable value. The Company’s inventories consist almost entirely of finished goods and freight. We periodically evaluate and adjust inventories for obsolescence. In the opinion of management, no provision for obsolescence is deemed necessary. The shelf life of all beverage inventory is two years, and as of the balance sheets dated January 31, 2021 and December 31, 2020, all inventory is current.

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

We sell our Lemin Superior Lemonade, now named OOH LA Lemin, through resellers and distributors. In evaluating the timing of the transfer of control of products to our distributors and resellers, we consider several indicators, including significant risks and rewards of products, our right to payment, and the legal title of the products. We recognize revenue from product sales to distributors and resellers when products that do not require further services by us are shipped, when there are no uncertainties surrounding product acceptance, and when collectability is reasonably assured.

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

The Company evaluated the guidance in ASC 606-10-50-5 and the related implementation guidance to determine if disaggregation of revenues that would be meaningful. The Company’s revenue is earned from its sale of Lemin Superior Lemonade, now named OOH LA Lemin, and is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. The Company does not have significant financing component or payment terms, and it does not have any material unsatisfied performance obligations. The sales from the Company’s beverages are organized as one reportable segment.

I.	Cost of revenue

Cost of revenues consists primarily of expenses associated with the delivery and distribution of products. These include expenses related to direct procurement costs and shipping and handling costs. The Company bills shipping and handling fees charged to customers as part of sales and the associated expense as part of cost of revenues. The costs are charged to cost of revenues in the same period that the associated revenue is earned.

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

The Company expenses costs of advertising and promotions as incurred. The Company includes in advertising costs inventory given away as promotional merchandise or free samples to create sales. Advertising and promotion costs for the one month ended January 31, 2021 and 2020, were approximately $286 and $2,195, respectively, which amounts were included in selling, general and administrative expenses in the accompanying Consolidated Statements of Loss.

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

NOTE 2 – INVENTORY

Inventory consisted of the following:

	January 31, 2021	December 31, 2020
Lemin	$234,885	$234,885
Trays, Cans and Sleeves	5,912	5,912
Raw Materials	—	—
Total Inventory	$240,797	$240,797

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	January 31, 2021	December 31, 2020
Start-up Cost	$11	$11
Website Costs	14,500	14,500
Less: Accumulated Depreciation	(2,311)	(2,311)
Property, plant and equipment, net	$12,200	$12,200

Amortization expense for the one month ended January 31, 2021 and 2020 was $0, respectively.

NOTE 4– RELATED PARTY TRANSACTIONS

A.	Long-term debt consists of two note payables with a related party:

1)	Long-term debt consists of one 8% interest per annum note payable for $200,000 from a related party. Payments of $9,045 per month is due beginning October 17, 2018. On June 1, 2020, an additional $35,000 was received, and on January 14, 2021, an additional $10,000 was received on the same note, under new terms that the Note shall be payable in one (1) payment of principle plus interest at or before the maturity date of November 1, 2023. In the accompanying balance sheets dated January 31, 2021 and December 31, 2020, the balance of the note payable is $123,761, and $113,761, respectively, and accrued interest was $11,776, respectively.

2)	Long-term debt consists of one 8% interest per annum note payable for $612,700 from a related party on November 1, 2019. Note shall be payable in one (1) payment of principle plus interest at or before the maturity date of November 1, 2023. On December 31, 2019, $412,700 has been forgiven in full by the related party. In the accompanying balance sheets dated January 31, 2021, and December 31, 2020, the balance of the note payable is $200,000, respectively.

3)	Long-term debt consists of one 2% interest per annum note payable for $300,000 from a related party on February 1, 2020. Note shall be payable in one (1) payment of principle plus interest at or before the maturity date three (3) days after the sale of substantially all of the assets or equity. In the accompanying balance sheets dated January 31, 2021, and December 31, 2020, the balance of the note payable is $300,000, respectively, and accrued interest was $9.953, respectively.

4)	Long-term debt consists of one 0% interest per annum note payable for $200,000 from a related party on July 31, 2020. Note shall be payable in one (1) payment of principle plus interest at or before the maturity date three (3) days after the sale of substantially all of the assets or equity. In the accompanying balance sheets dated January 31, 2021, and December 31, 2020, the balance of the note payable is $198,000, respectively, and accrued interest was $0, respectively.

5)	Long-term debt consists of one 8% interest per annum note payable for $25,000 from a related party on April 30, 2020. Note shall be payable in one (1) payment of principle plus interest at or before the maturity date of November 1, 2023. On November 30, 2020, this debt was forgiven. In the accompanying balance sheet dated January 31, 2021, and December 31, 2020, there is no balance due, respectively.

The future maturities are as follows:

December 31, 2021 – December 31, 2022	$—
November 1, 2023	798,261
$798,261

NOTE 5 – EQUITY TRANSACTIONS

Common Stock

The Company has authorized 10,000 shares of common stock with a par value of $30.50, of which 10,000 were issued and outstanding as of the one month ended January 31, 2021 and the year ended December 31, 2020, respectively.

Transactions

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

In consideration of the transactions contemplated by the Merger Agreement, Kona Gold issued to the Company’s shareholders an aggregate of nine million restricted shares of its common stock (the “Acquisition Stock”) on a pro rata basis. Kona Gold did not grant any registration rights in respect of the shares of Acquisition Stock. Kona Gold also agreed to pay an aggregate of $1,050,000 (the “Aggregate Acquisition Payments”), the majority of which is allocated to certain of the Company’s creditors (including one of the Company’s legacy shareholders) and approximately $89,000 of which (the “Remaining Acquisition Payments”) is allocated to the Company’s shareholders on a pro rata basis. $400,000 of the Aggregate Acquisition Payments were paid by February 11, 2021. The balance of the Aggregate Acquisition Payments, including the Remaining Acquisition Payments, are scheduled to be paid in monthly installments, in arrears on the tenth calendar day of each month, commencing on March 10, 2021, at a rate equivalent to $2.00 per case of Lemin Superior Lemonade, now named OOH LA Lemin, that Kona Gold and the Company sells until the Aggregate Acquisition Payments have been paid in full. In addition to the Aggregate Acquisition Payments, Kona Gold assumed and agreed to pay certain other liabilities of the Company as set forth in the Merger Agreement.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

NOTE 7 – GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying Consolidated Financial Statements, during the one month ended January 31, 2021, the Company incurred a net loss of $3,467, used cash in operations of $26,696 and had a stockholders’ deficit of $659,519 as of January 31, 2021. As reflected in the accompanying Consolidated Financial Statements, during the year ended December 31, 2020, the Company incurred a net loss of $628,469, used cash in operations of $584,438 and had a stockholders’ deficit of $656,052 as of December 31, 2020.

The Company attributes this loss to the Company being impacted by the COVID-19 pandemic during the fiscal year 2020 and during the first month of fiscal year 2021. The COVID-19 delayed the distribution of products during most of 2020 – drink line broadening items. In addition, the Company finalized its acquisition in January 2021, and sales were reduced during this time. See Note 9, Subsequent Events.

As a result, the Company’s continuation as a going concern is dependent on the ability to obtain additional financing until we can generate sufficient cash flow from operations to meet our obligations. Were we not acquired, we would have continued to seek additional debt or equity financing to continue our operations. There is no assurance that we will ever be profitable or that debt or equity financing would have been available to us in the amounts, on terms, and at times deemed acceptable to us, if at all. Obtaining commercial loans, assuming those loans would have been available, would have increased our liabilities and future cash commitments. If we were unable to obtain financing or be acquired in the amounts and on terms deemed acceptable to us, we would have been unable to continue our business, as planned, and as a result might have been required to scale back or cease operations for our business, the result of which would be that our stockholders would have lost some or all of their investment. The accompanying Financial Statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern.

NOTE 8 – CONCENTRATIONS

The Company has certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or outstanding accounts receivable individually represented 10% or more of the Company’s total outstanding accounts receivable, as follows:

For the one month ended January 31, 2021, no customers individually represented 10% or more of the Company’s total revenue, and four customers accounted for 100%, or $33,718, of the outstanding accounts receivable, and the Company has recorded an allowance for uncollectible accounts of $24,280. The net accounts receivable for the year ending December 31, 2020 is $9,438 in the accompanying balance sheet. For the year ended December 31, 2020, three customers individually represented 77%, or approximately $255,300 of the Company’s total revenue, and four customers accounted for 100%, or $33,718, of the outstanding accounts receivable, and the Company has recorded an allowance for uncollectible accounts of $24,280. The net accounts receivable for the year ending December 31, 2020 is $9,438 in the accompanying balance sheet.

The Company had certain vendors that individually represented 10% or more of the Company’s inventory purchases, as follows:

For the one month ended January 31, 2021 balance sheet, the Company did not purchase any inventory from any vendor.. For the year ended December 31, 2020 balance sheet, the Company purchased 100% of the Company’s inventory from three vendors, of which $4,365 amount was due to these vendors.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 17, 2021, the date which the January 31, 2021 Financial Statements were issued, and has determined the following events have occurred that would warrant additional disclosure:

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

The extent of the effect of COVID-19 on the Company’s operational and financial performance will depend on future developments, including the duration, spread, and intensity of the outbreak, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on the Company’s business. However, if the pandemic continues for a prolonged period, it could have a material adverse effect on the Company’s business, results of operations, financial condition, and cash flow.

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

In consideration of the transactions contemplated by the Merger Agreement, Kona Gold issued to the Company’s shareholders an aggregate of nine million restricted shares of its common stock (the “Acquisition Stock”) on a pro rata basis. Kona Gold did not grant any registration rights in respect of the shares of Acquisition Stock. Kona Gold also agreed to pay an aggregate of $1,050,000 (the “Aggregate Acquisition Payments”), the majority of which is allocated to certain of the Company’s creditors (including one of the Company’s legacy shareholders) and approximately $89,000 of which (the “Remaining Acquisition Payments”) is allocated to the Company’s shareholders on a pro rata basis. $400,000 of the Aggregate Acquisition Payments were paid by February 11, 2021. The balance of the Aggregate Acquisition Payments, including the Remaining Acquisition Payments, are scheduled to be paid in monthly installments, in arrears on the tenth calendar day of each month, commencing on March 10, 2021, at a rate equivalent to $2.00 per case of Lemin Superior Lemonade, now named OOH LA Lemin, that Kona Gold and the Company sells until the Aggregate Acquisition Payments have been paid in full. In addition to the Aggregate Acquisition Payments, Kona Gold assumed and agreed to pay certain other liabilities of the Company as set forth in the Merger Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

KONA GOLD BEVERAGE, INC.

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months ended March 31, 2021, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the Unaudited consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Form 10-K”).

Note about Forward-Looking Statements

This Quarterly Report on Form 10-Q includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “intends,” “plans,” “expects,” or “anticipates,” and do not reflect historical facts.

Specific forward-looking statements contained in this portion of the Quarterly Report include, but are not limited to: (i) statements that are based on current projections and expectations about the markets in which we operate, (ii) statements about current projections and expectations of general economic conditions, (iii) statements about specific industry projections and expectations of economic activity, (iv) statements relating to our future operations, prospects, results, and performance, (v) statements about the Chapter 11 Case, (vi) statements that the cash on hand and additional cash generated from operations together with potential sources of cash through issuance of debt or equity will provide the Company with sufficient liquidity for the next 12 months, and (vii) statements that the outcome of pending legal proceedings will not have a material adverse effect on business, financial position and results of operations, cash flow or liquidity.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results, future performance and capital requirements and cause them to materially differ from those contained in the forward-looking statements include those identified in our 2020 Form 10-K under Item 1A “Risk Factors”, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may generally affect our business, results of operations and financial position. Forward-looking statements speak only as of the date the statements were made. We do not undertake and specifically decline any obligation to update any forward-looking statements. Any information contained on our websites www.konagoldbeverage.com, www.konagoldhemp.com, www.highdrateme.com, and www.goldleafdist.com or any other websites referenced in this Quarterly Report are not part of this Quarterly Report.

The following discussion and analysis of the results of operations and financial condition for the three months ended March 31, 2021 and March 31, 2020 should be read in conjunction with the financial statements and related notes and the other financial information that are included. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements,” and “Description of Business” sections in this Registration Statement. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this and other filings with the SEC, reports to our stockholders, and news releases. All statements that express expectations, estimates, forecasts, or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements.

We undertake no obligation to update or revise any of the forward-looking statements after the date of this to confirm forward-looking statements to actual results. Important factors on which such statements are based are assumptions concerning uncertainties, including, but not limited to, uncertainties associated with the following:

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

The following discussion should be read in conjunction with the financial statements and the notes thereto. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ substantially from those anticipated in any forward-looking statements included in this discussion as a result of various factors.

Results of Operations

Overview

Our business has grown rapidly since inception, and we anticipate that our business will continue to grow; however, in the year ended December 31, 2020, the Company saw unforeseen delays in signing more favorable agreements with larger, reputable tier 1 and mid-size distributors and grocery chains and we were additionally impacted by the COVID-19 pandemic during the fiscal year. The COVID-19 delayed the Company’s launch of a variety of new products during most of the 2020 fiscal year – drinks and non-drink line broadening items. Our Beverages Segment has three main revenue streams: product sales from online consumers, product sales through resellers, and product sales from distributors. In the first quarter of fiscal year 2021, we expanded our beverages segment with the acquisition of an additional beverage company, expanding our product line. Product sales include sales of our energy drinks, HighDrate CBD-infused energy waters, lemon-flavored beverages and apparel such as t-shirts and hats. In early 2019, we expanded our operations with the creation of a distribution center, which now functions as our Distribution Segment. Our Distribution Segment has one main revenue stream: product sales to convenience stores, grocery stores, or smoke and gift shops, which complement our current product offering. Product sales include sales of our beverages, as well as beverages and snacks purchased for resale from several other beverage producers.

We have experienced and expect to continue to experience substantial growth in our operations as we seek to expand with additional products and acquisitions that complement our current product offerings. We expect that revenue will increase in fiscal year 2021 as distribution related to our current distributors affected by COVID-19 that have resumed distribution, will continue to see fewer impacts from the COVID-19 pandemic going forward. Despite the impact from COVID-19 on our revenues in the fiscal year 2020, we still anticipate to sign larger, more favorable agreements with larger, tier 1 and mid-size distributors in our Beverages Segment during fiscal 2021.The following is a more detailed discussion of our financial condition and results of operations for the period presented.

Three Months Ended March 31, 2021 compared to the Three Months Ended March 31, 2020

Overview

As reflected in the accompanying financial statements, during the three months ended March 31, 2021, we incurred a net loss of approximately $1.8 million and used cash in operations of approximately $424,400, compared to a net loss of approximately $594,900 and used cash in operations of approximately $260,000 for the three months ended March 31, 2020. As of March 31, 2021, we had a stockholders’ deficit of approximately $4.1 million. The financial statements of our newly acquired lemon-flavored beverages subsidiary are consolidated into the accompanying financial statements for the months of February and March 2021.

The following is a more detailed discussion of our financial condition and results of operations for the period presented, along with prior periods.

Revenue

The following table presents our net revenues, by revenue source, and the period-over-period percentage change, for the period presented:

	Three Months Ended March 31,
	2021	2020
Revenue Source	Revenue	Revenue	% Change
Distributors	$243,788	$107,292	127%
Amazon	38,502	27,358	41%
Online Sales	18,204	11,189	63%
Gold Leaf Distribution	180,217	54,836	229%
Shipping	5,110	5,006	2%
Sales Returns and Allowances	(23,413)	(3,624)	546%
Net Revenues	$462,408	$202,057	129%

The following table presents our net revenues, by revenue source, as a percentage of total net revenues for the periods presented:

	Three Months Ended March 31,
Revenues	2021	2020
Distributors and Resellers	53%	53%
Amazon	8%	14%
Online Sales	4%	6%
Gold Leaf Distribution	39%	27%
Shipping	1%	2%
Sales Returns and Allowances	(5)%	(2)%

During the three months ended March 31, 2021, we reported net revenues of approximately $462,400, which is an increase of approximately $260,400, or approximately 129%, compared to net revenues of approximately $202,100 for the three months ended March 31, 2020. An increase of approximately $130,200 was attributed to our Beverages Segment, while our Distribution Segment reported an increase in net revenue of approximately $125,500. We attribute this increase in sales to an effort to sign more favorable agreements with larger, reputable tier 1 and mid-size distributors and grocery chains. These contracts saw unforeseen delays and were additionally impacted by the COVID-19 pandemic during the fiscal year. The COVID-19 delayed the Company’s launch of a variety of new products during most of the 2020 fiscal year – drinks and non-drink line broadening items. We expect that revenue will increase in the last three quarters of the fiscal year 2021 as distribution related to our current distributors affected by COVID-19 that have resumed distribution, will continue to see fewer impacts from the COVID-19 pandemic going forward. We anticipate to sign larger, more favorable agreements with larger, tier 1 and mid-size distributors in our Beverages Segment during the remaining three quarter of fiscal 2021.We also attribute this increase to the acquisition of a beverage company that broadened our drink product line in our Beverages Segment. In addition, we have continued to add drink and non-drink line broadening products to our Distribution Segment.

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

During the three months ended March 31, 2021, we reported cost of revenues of approximately $313,900, which is an increase of approximately $168,000, or approximately 115%, compared to approximately $146,000 for the three months ended March 31, 2020. This increase is attributed to an increase in sales in both our Beverages Segment and Distribution Segment in the first quarter of fiscal 2021, compared to the prior year period. The cost of sales increase was slightly below the increase in sales. This is attributed to broadening our product line in both our Beverages Segment and our Distribution Segment with drinks and non-drink products with higher consumer demand, and a reduction in cost for larger purchase quantities.

Selling, General and Administrative Expenses

SG&A expenses consist primarily of professional fees, salaries and wages, advertising, rent, travel expenses, sponsorships, and general office and administrative expenses related to maintaining our facilities.

SG&A expenses were approximately $569,000 for the three months ended March 31, 2021, compared to approximately $647,200 million in the three months ended March 31, 2020, a decrease of $78,200, or approximately 12%. The decrease in SG&A expenses was primarily due to a decrease in salaries and wages of 52% attributed to our Beverages Segment; a decrease in legal and accounting fees of 21% attributed to our corporate-related activities; and a decrease in advertising and promotion of 25% attributed to our Beverages Segment. This decrease was offset by a significant increase in professional fees of 11,900% attributed to our corporate related activities; a significant increase in insurance of 285% attributed to both our Beverages Segment and our Distribution Segment; an increase of 13% in rent expense attributed to both our Beverages Segment and our Distribution Segment; and a 285% increase in OTCM fees attributed to corporate-related expenses.

Salaries and wages were approximately $212,000 in the three months ended March 31, 2021, compared to approximately $443,000 for the three months ended March 31, 2020, a decrease of approximately $231,000, which was attributed to our Beverages Segment. This decrease was the result of issuance of shares of the Company’s common stock made in the prior year to employees pursuant to their agreements. Legal and accounting fees were approximately $51,500 for the three months ended March 31, 2021, a decrease of approximately $14,000, which was attributed to our corporate related activities. This decrease was the result of audit related expenses in the prior year. Advertising and promotional fees were approximately $7,900 in the three months ended March 31, 2021, compared to approximately $10,500 for the three months ended March 31, 2020, a decrease of approximately $2,600, which was attributed to our Beverages Segment. This decrease was the result of slower sales during the first month of fiscal 2021 as distribution related to our current distributors continued to be affected by COVID-19. Insurance expense was approximately $22,700 for the three months ended March 31, 2021, compared to approximately $5,000 for the three months ended March 31, 2020, an increase of approximately $17,700. This increase was attributed to both our Beverages Segment and our Distribution Segment and the result of signing larger, more favorable agreements with larger, tier 1 and mid-size distributors and customers. Rent expenses were approximately $37,700 for the three months ended March 31, 2021, compared to approximately $33,300 for the three months ended March 31, 2020, an increase of approximately $4,400. This increase was attributed to both our Beverages Segment and our Distribution Segment and the result of our moving to a larger warehouse facility that was necessary due to our anticipated growth. OTCM fees attributed to corporate-related expenses were approximately $26,200 for the three months ended March 31, 2021, compared to approximately $6,800 for the three months ended March 31, 2020, an increase of approximately $19,400. This increase was the result of fees paid to the OTCM to have our Common Stock quoted on the OTCQB versus the OTC Pink.

We expect that as we expand our business, operations, and incur additional corporate-related expenses associated with having our Common Stock quoted on the OTCQB and being required to file certain reports and other information with the SEC, SG&A expenses will increase for both our Beverages Segment and Distribution Segment. We anticipate hiring additional personal in fiscal 2021 that are integral to the success of our growing Company.

Net Loss

We incurred a net loss of approximately $1.8 million for the three months ended March 31, 2021, an increase of approximately $1.3 million compared to the previous year three months ending March 31, 2020, which had a net loss of approximately $595,000 million. This net loss is primarily corporate-related expenses that are necessary for our growth, which include interest expense related to the Warrant issued in connection with the Debentures and non-cash expense on our derivative liability. The fair value of the Debentures will be re-measured each reporting period until the Debentures are either converted or expire. In each reporting period during the term of the Debentures, the change in the fair value will either be recognized as a non-cash expense or non-cash income. The change in the fair value of the Debentures is not impacted by our actual operations but instead is strongly tied to the change in the market value of our Common Stock.

Segments – Three Months Ended March 31, 2021 and 2020

For the three months ended March 31, 2021 and 2020, we had two reportable segments: (i) Beverages Segment and (ii) Distribution Segment. Amounts that are not allocated to either of these reportable segments is reported in “Corporate and Eliminations.” We evaluate performance and allocate resources based on net revenue, cost of revenues, and gross profit. Information regarding the operations of these reportable segments is as follows:

	Three Months Ended
Unaudited Segment Financial Data	March 31, 2021	March 31, 2020
Net revenue:
Beverages	$310,093	$179,927
Distribution	180,351	54,836
Corporate and Eliminations	(28,036)	(32,706)
Net revenue	$462,408	$202,057

Cost of Revenues:
Beverages	$193,369	$138,063
Distribution	128,750	40,610
Corporate and Eliminations	(8,199)	(32,706)
Cost of Revenues	$313,920	$145,967

Gross Profit:
Beverages	$116,724	$202,057
Distribution	51,601	145,967
Corporate and Eliminations	(19,837)	—
Gross Profit	$148,888	$56,090

Liquidity and Capital Resources

Going Concern

We have incurred operating losses since inception and have negative cash flow from operations since inception. As of March 31, 2021, we had a stockholders’ deficit of approximately $4.1 million and we incurred a net loss of approximately $1.8 million during the three months ended March 31, 2021. We also utilized cash in operations of approximately $424,400 during the three months ended March 31, 2021. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flow from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations.

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

Lines of Credit

Since inception, we have financed our operations primarily through internally generated funds, private sales of stock, accruals of compensation, and the use of our lines of credit. In summary, our lines of credit are as follows:

	Total Amount Available	Interest Rate (per annum)	Outstanding Principal Balance as of March 31, 2021	Accrued Interest as of March 31, 2021
Kona Gold Line of Credit #1 – Related Party	$1,500,000	3.75%	$1,372,651	$48,757
Kona Gold Line of Credit #2[a]	$400,000	3.75%	$398,470	$35,787
Gold Leaf Line of Credit – Related Party	$200,000	3.75%	$125,500	$4,706

[a]	This line of credit was provided by Matthew Nicoletti, an otherwise unaffiliated third party to whom we previously sold and issued certain shares of our Series B Preferred Stock (as then constituted) and Series C Preferred Stock (as then constituted), all of which have been converted into shares of our Common Stock and sold into the public market. Mr. Nicoletti is no longer the record or beneficial owner of any of our equity. There was no connection between our prior equity transactions with Mr. Nicoletti and our entry into this line of credit.

Notes Payable – Related Party

We had the following outstanding notes payable from a related party during the three months ended March 31, 2021:

Note (1)	Issuance Date	Original Borrowing Amount	Interest Rate	Maturity Date	Largest Outstanding Balance since January 1, 2018	Outstanding Balance as of March 31, 2021
Long-term Loan – Kona Gold	October 31, 2018	$20,000	0%	April 4, 2022	$20,000	$7,000
Long-term Loan – Gold Leaf	February 19, 2019	$70,000	0%	March 15, 2022	$70,000	$58,000

(1)	Each of the notes payable was issued by us in favor of Robert Clark, our President, Chief Executive Officer, Secretary, and Chairman of our Board.

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

In more recent discussions with our independent registered public accounting firm, we determined that the Branded Legacy Note should be classified as a note receivable on our balance sheets as of March 31, 2021 and December 31, 2020, with a full reservation due to current doubts about collectability due to the dollar amount and duration of the term of the Branded Legacy Note, rather than disclosing the note receivable as an “investment” but not recording it on the balance sheets. Because of this re-classification, the Branded Legacy Note is no longer an off-balance sheet arrangement.

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

In January 2021, the Company entered into a Paycheck Protection Promissory Note in the original principal amount of $117,487 (the “PPP Loan 2”) with Wells Fargo Bank, N.A. The PPP Loan was made under, and is subject to, the terms and conditions of the Paycheck Protection Program (the “PPP”), which was established as part of the Coronavirus Aid, Relief and Economic Security Act the (“CARES Act”) and is administered by the U.S. Small Business Administration. The PPP provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The current term of the PPP Loan is five years, with a maturity date of January 2026 and it contains a favorable fixed annual interest rate of 1.00%. Payments of principal and interest on the PPP Loan are deferred for the first six months of the term of the PPP Loan, or November 2020. Thereafter, principal and interest are payable monthly and may be prepaid by us at any time prior to maturity with no prepayment penalties.

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

2020 Securities Purchase Agreement

In May 2020, the Company completed the 2020 Private Placement of the 2020 Debentures and the 2020 Warrant pursuant to the 2020 SPA with an otherwise unaffiliated third-party investor (the “Selling Stockholder”). The Company sold and issued the First 2020 Debenture and granted the 2020 Warrant promptly after entering in the 2020 SPA. The Company sold and issued the Second 2020 Debenture promptly after filing the 2020 Registration Statement initially with the SEC. The Company sold and issued the Third 2020 Debenture promptly after the SEC declared the Registration Statement effective. The 2020 Debentures are due 12 months from their respective issuance dates and are secured by all of the Company’s assets and the assets of each of its subsidiaries pursuant to that certain Security Agreement by and among the Selling Stockholder, the Company’s subsidiaries, and the Company. Initially, the 2020 Debentures are convertible at the lower of (i) the fixed conversion price, which is $0.05 per share, subject to adjustment (the “2020 Fixed Conversion Price”), or (ii) 80% of the lowest daily volume weighted average price (“VWAP”) of our Common Stock during the 15 trading days immediately preceding the conversion date, subject to adjustment (the “2020 Market Conversion Price”). The 2020 Debentures contain an adjustment provision that, subject to certain exceptions, reduces the conversion price if the Company issues shares of its Common Stock or common stock equivalents at a price lower than the then-current conversion price of the 2020 Debentures. Any stock splits, reverse stock splits, recapitalizations, mergers, combinations and asset sales, stock dividends, and similar events will also result in an adjustment of the conversion price of the 2020 Debentures. The 2020 Debentures are subject to a “conversion blocker” such that the Selling Stockholder cannot convert any portion of the 2020 Debentures that would result in the Selling Stockholder and its affiliates holding more than 4.99% of the then-issued and outstanding shares of the Common Stock following such conversion (excluding, for purposes of such determination, shares of the Common Stock issuable upon conversion of the 2020 Debentures or exercise of the 2020 Warrant that had not then been converted or exercised, respectively). The Selling Stockholder can increase that 4.99% “conversion blocker” to 9.99% upon at least 65 days’ prior written notice to the Company. The 2020 Debentures accrue interest at an annual rate equal to 8% and are due and payable on their respective maturity dates (or sooner if the Selling Stockholder converts the 2020 Debentures or otherwise accelerates the maturity date, as provided for in the 2020 Debentures). Interest is payable either in cash or, if certain Equity Conditions (as defined in the 2020 Debentures) are then satisfied, in shares of the Common Stock at the 2020 Market Conversion Price on the trading day immediately prior to the date paid.

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

Pursuant to the 2020 SPA, the purchase price for the First 2020 Debenture was $250,000, less $15,000 for origination fees, which consisted of the “original issue discount” of $10,000 and $5,000 as a structuring fee. On December 23, 2020, the Company converted $100,000 of the principal of, and $12,274 of accrued interest on, the First 2020 Debenture into 8,255,438 shares of the Company’s common stock. On January 25, 2021, the Company converted $150,000 of the principal of, and $1,118 of accrued interest on, the First 2020 Debenture into 7,094,732 shares of the Company’s common stock, see Note 11, equity transactions. At March 31, 2021, no balance remains on any of the 2020 Debentures.

Pursuant to the 2020 SPA, the purchase price for the Second 2020 Debenture was $250,000, less $10,000 for origination fees, which consisted of the “original issue discount” of $10,000 fee. On January 25, 2021, the Company converted $100,000 of the principal of, and $10,410 of accrued interest on, the Second 2020 Debenture into 5,183,613 shares of the Company’s common stock. On February 19, 2021, the Company converted $150,000 of the principal of, and $855 of accrued interest on, the Second 2020 Debenture into 7,252,634 shares of the Company’s common stock see Note 11, equity transactions. At March 31, 2021, no balance remains on any of the 2020 Debentures.

Pursuant to the 2020 SPA, the purchase price for the Third 2020 Debenture was $500,000, less $10,000 for origination fees, which consisted of the “original issue discount” of $10,000 fee. On January 12, 2021, the Company converted $200,000 of the principal of, and $1,425 of accrued interest on, the First 2020 Debenture into 10.887,819 shares of the Company’s common stock, see Note 11, equity transactions. At March 31, 2021, the principal balance of the Third 2020 Debenture is $300,000. As of the date of this Quarterly Report, no balance remains on any of the 2020 Debentures.

2021 Securities Purchase Agreement

In February 2021, the Company completed a private placement transaction (the “2021 Private Placement”) of two secured convertible debentures (the “2021 Debentures”), convertible for up to 154,958,678 shares (the “2021 Conversion Shares”) of Common Stock and granted a Warrant to purchase Common Stock (the “2021 Warrant”), exercisable for up to 50,000,000 shares of Common Stock (the “2021 Warrant Shares”), pursuant to that certain Securities Purchase Agreement between the Selling Stockholder and the Company, dated as of February 10, 2021 (the “2021 SPA”). The Company sold and issued the initial 2021 Debenture (the “First 2021 Debenture”) and granted the 2021 Warrant promptly after entering in the 2021 SPA. The Company will sell and issue the second 2021 Debenture (the “Second 2021 Debenture”) promptly after the SEC declares effective the 2021 Registration Statement (as defined below). On May 5, 2021, the Company and the Selling Stockholder entered into a Limited Amendment Agreement, pursuant to which the partis agreed to a partial Second Closing, whereby the Selling Stockholder purchased a portion of the intended Second Convertible Debenture in the face amount of $200,000 for a purchase price of $192,000.

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

Pursuant to the terms of the 2021 Registration Rights Agreement with the Selling Stockholder, the Company agreed to file a registration statement on Form S-1 (the “2021 Registration Statement”) with the SEC registering for resale the 2021 Conversion Shares and the 2021 Warrant Shares within 30 calendar days following the closing of the 2021 Private Placement. The Selling Stockholder has agreed to waive this 30-calendar-day provision for so long as the Company utilized its best efforts to file its Annual Report on Form 10-K for its fiscal year ended December 31, 2020, and promptly thereafter files the 2021 Registration Statement. Further, the Company agreed to use its best efforts to have the 2021 Registration Statement declared effective by the SEC as soon as practicable, but in no event later than the effectiveness deadline, or by the 5th trading day following the date on which the Company is notified that the 2021 Registration Statement will not be reviewed or is no longer subject to further review and comments. Pursuant to the 2021 Registration Rights Agreement, the Company is subject to partial liquidated damages equal to 2.0% of the aggregate purchase price paid by the holder pursuant to the 2021 SPA for either of the 2021 Debentures then held by the holder for failure to file the 2021 Registration Statement timely, failure to file with the SEC a request for acceleration in accordance with Rule 461 promulgated under the Securities Act, within five trading days after the date the Company is notified that the 2021 Registration Statement will not be reviewed or is not subject to further review, the 2021 Registration Statement is not declared effective by the effectiveness deadline, if after effectiveness, the 2021 Registration Statement ceases for any reason to remain continuously effective as required or if the holders are not permitted to utilize the prospectus therein to resell for more than 30 consecutive calendar days or more than an aggregate of 40 calendar days during any 12-month period, or if after the six-month anniversary of the 2021 Registration Rights Agreement, the Company does not have available adequate current public information as set forth in Rule 144(c). The parties agreed that the maximum aggregate liquidated damages payable to a holder of the 2021 Debentures under the 2021 Registration Rights Agreement is 24% of the aggregate purchase price paid by such holder pursuant to the 2021 SPA. The Company also agreed, among other things, to indemnify the Selling Stockholder from certain liabilities and to pay all fees and expenses incurred by the Company in connection with the registration of the 2021 Conversion Shares and the 2021 Warrant Shares held by the Selling Stockholder.

Pursuant to the 2021 SPA, the purchase price for the First 2021 Debenture was $900,000, less $41,000 for origination fees, which consisted of the “original issue discount” of $36,000 and $5,000 as a structuring fee. At March 31, 2021, the principal balance of the First 2021 Debenture is $900,000.

Derivative Liability

The 2020 Debentures and the 2021 Debentures have been accounted for utilizing ASC 815. The Company has incurred a liability for the estimated fair value of the 2020 Debentures. The estimated fair value of the 2020 Debentures has been calculated using the Black-Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance, with the valuation offset against additional paid in capital, and at each reporting date, with changes in fair value recorded as gains or losses on revaluation in other income (expense). The Company identified embedded features in the 2020 Debentures and the 2021 Debentures, which caused the 2020 Debentures and the 2021 Debentures to be classified as a liability. These embedded features included the right for the holder to request for the Company to settle the amounts owed pursuant to the 2020 Debentures and the 2021 Debentures to the holder by paying an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of the 2020 Debentures and the 2021 Debentures on the date of the consummation of a fundamental transaction. The accounting treatment of derivative financial instruments requires that the Company treat the whole instrument as liability and record the fair value of the instrument as a derivative as of the inception date of the instrument and to adjust the fair value of the instrument as of each subsequent balance sheet date.

The derivative liabilities were valued using Black-Scholes pricing model with the following average assumptions:

March 31, 2021
Stock Price	$0.0327
Exercise Price	$0.0276
Expected Life	1
Volatility	99.5%
Dividend Yield	0%
Risk-Free Interest Rate	.06%

Fair Value	$628,018

The following table summarizes the changes in the Company’s assets and liabilities measured at fair value as of March 31, 2021:

	March 31, 2021	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Convertible promissory notes with embedded conversion option	$627,018		$627,018
Total	$627,018		$627,018

The following table sets forth a summary of change in fair value of the Company’s derivative liabilities for the quarter ended March 31, 2021:

Fair value, January 1, 2020	$—
Change in fair value of embedded conversion features of debenture included in earnings	—
Embedded conversion option liability recorded in connection with the issuance of 2020 debenture	148,628
Fair value, June 30, 2020	$148,628
Change in fair value of embedded conversion features of debenture included in earnings	(39,725)
Embedded conversion option liability recorded in connection with the issuance of 2020 debentures	108,903
Fair value, September 30, 2020	$217,806
Change in fair value of embedded conversion features of debenture included in earnings	(69,051)
Embedded conversion option liability recorded in connection with the issuance of 2020 debentures	212,397
Fair value, December 31, 2020	$361,152
Change in fair value of embedded conversion features of debenture included in earnings	(202,443)
Embedded conversion option liability recorded in connection with the issuance of 2021 debentures	468,309
Fair value, March 31, 2021	$627,018

2020 Warrant and 2021 Warrant

The Company also granted the 2020 Warrant and the 2021 Warrant to purchase up to an aggregate of 20 million shares and 50 million shares of Common Stock, respectively. The 2020 Warrant and the 2021 Warrant each has a three-year term and each is immediately exercisable at an exercise price of $0.05 per share for the 2020 Warrant and $0.03 per share for the 2021 Warrant, each subject to adjustment. If the Company fails to maintain an effective registration statement with the SEC covering the resale of the 2020 Warrant Shares and the 2021 Warrant Shares, or if an Event of Default (as defined below) has occurred and is continuing, then the holder may exercise, respectively, the 2020 Warrant and the 2021 Warrant on a “cashless” basis. “Event of Default” means an event of default under the 2020 SPA and the 2021 SPA or the 2020 Debentures and the 2021 Debentures, respectively.

The 2020 Warrant and the 2021 Warrant, respectively, contains an adjustment provision that, subject to certain exceptions, reduces the exercise price if the Company issues shares of our Common Stock or common stock equivalents at a price lower than the then-current exercise price of the 2020 Warrant and the 2021 Warrant, respectively. Any stock splits, reverse stock splits, recapitalizations, mergers, combinations and asset sales, stock dividends, and similar events will also result in an adjustment of the exercise price of the 2020 Warrant and the 2021 Warrant, respectively.

The 2020 Warrant and the 2021 Warrant, respectively, is subject to an “exercise blocker” such that the Selling Stockholder cannot exercise any portion, respectively, of the 2020 Warrant that and the 2021 Warrant would result in the Selling Stockholder and its affiliates holding more than 4.99% of the then-issued and outstanding shares of the Common Stock following such exercise (excluding, for purposes of such determination, shares of the Common Stock issuable, respectively, upon exercise of the 2020 Warrant and the 2021 Warrant or conversion of the 2020 Debentures and the 2021 Debentures, respectively, that had not then been exercised or converted, respectively). The Selling Stockholder can increase that 4.99% “exercise blocker” to 9.99% upon at least 65 days’ prior written notice to the Company.

During the year ended December 31, 2020, the Company granted the 2020 Warrant that was immediately exercisable for up to 20,000,000 shares of Common Stock. During the three months ended March 31, 2021, the Company granted the 2021 Warrant that was immediately exercisable for up to 50,000,000 shares of Common Stock. The 2020 Warrant and the 2021 Warrant, respectively, was fully expensed as an interest expense related to the 2020 Warrant and the 2021 Warrant issued in connection with the consummation of the transactions contemplated by the 2020 SPA and 2021 SPA, respectively, and no liability was recorded as of March 31, 2021 and December 31, 2020, respectively.

Cash Flows

In summary, our use of cash has been as follows:

For the Three Months Ended March 31, 2021
Net cash used in operating activities	$(424,389)
Net cash used in investing activities	$(1,306,156)
Net cash provided by financing activities	$1,673,578

Operating Activities

Cash provided by or used in operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, stock-based payments, interest expense related to the Warrants issued in the two private placements, and the effect of changes in working capital and other activities. Cash used in operating activities for the three months ended March 31, 2021 was approximately $424,400 and consisted of a net loss of approximately $1.8 million, adjustments for non-cash items, including adjustments related to the issuance of shares of our Common Stock for an acquisition, interest expense related to the two warrant, and depreciation of approximately $1.3 million, and approximately $61,800 provided by working capital and other activities.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2021 was approximately $1.3 million and was attributable to capital expenditures of approximately, $30,200, and goodwill of approximately $1.28 million, which was attributed to the S and S acquisition.

Financing Activities

Cash provided by financing activities for three months ended March 31, 2021 was approximately $1.7 million and was due to proceeds from lines of credit of approximately $3,000, proceeds from convertible debt of approximately $913,800 million, proceeds from a note payable for the S and S acquisition, proceeds from the PPP Loan of approximately $117,500, and $3,000 was used to pay principal on a note payable.

Non-Cash Investing and Financing Activities

For the three months ended March 31, 2021, there were no non-cash investing and financing activities.

Off-Balance Sheet Arrangements

At March 31, 2021, we had no off-balance sheet arrangements, commitments, or guarantees that require additional disclosure or measurement.

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

The accounting policies that we follow are set forth in Note 2, Summary of Significant Accounting Policies, of our consolidated financial statements for the three months ended March 31, 2021. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the consolidated financial statements.

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

Please refer to Note 15, Lease Liabilities, to our consolidated financial statements for the three months ended March 31, 2021 for additional information related to our right-of-use assets and lease liabilities.

Revenue Recognition and Deferred Revenue

We sell our products, which includes our hemp energy drink, CBD energy water, CBD water, lemon-flavored beverages, and logo apparel, to online customers or through resellers and distributors. In evaluating the timing of the transfer of control of products to customers, we consider several indicators, including significant risks and rewards of products, our right to payment, and the legal title of the products. We recognize revenue from product sales to customers, distributors, and resellers when products that do not require further services by us are shipped, when there are no uncertainties surrounding customer acceptance, and when collectability is reasonably assured. Sales are made to customers under terms allowing certain limited rights of return. Amounts billed to customers in sales transactions related to shipping and handling, represent revenues earned for the goods provided and are included in net sales. Costs of shipping and handling are included in cost of products sold.

We also sell our products, and beverages purchased for resale from several other beverage manufacturers to convenience stores, grocery stores, and smoke and gift shops. In evaluating the timing of the transfer of control of products to customers, we consider several indicators, including significant risks and rewards of products, our right to payment, and the legal title of the products. We recognize revenue from product sales to resellers when products that do not require further services by us are shipped or delivered, when there are no uncertainties surrounding customer acceptance and when collectability is reasonably assured. Cash received by us prior to shipment is recorded as deferred revenue. Sales are made to customers under terms allowing certain limited rights of return. Amounts billed to customers in sales transactions related to shipping and handling, represent revenues earned for the goods provided and are included in net sales. Costs of shipping and handling are included in cost of products sold.

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

Inventory

The cost of inventory using the standard cost method, which approximates actual cost based on a first-in, first-out method. Our inventories are valued at the lower of cost or net realizable value. Our inventory consists almost entirely of finished and unfinished goods, and freight, which include CBD energy waters, CBD waters, hemp energy drinks, lemon-flavored beverages, cans for production, and merchandise and apparel. We periodically evaluate and adjust inventories for obsolescence. In the opinion of management, no provision for obsolescence is deemed necessary. The shelf life of all beverage inventory is two years, and as of March 31, 2021, we had approximately $861,700 of product in inventory, which was an increase of approximately $201,200, compared to approximately $660,500 at December 31, 2020. We expect the balance of inventory to increase in direct relation to the increase in sales that we expect. See Note 2, Summary of Significant Accounting Policies, Subsection F, Inventories, of our consolidated financial statements for the year ended March 31, 2021, for an additional description of our inventory that had a material effect on our consolidated financial statements.

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

Intangible assets represent both indefinite lived and definite lived assets. Trademarks are deemed to have definite useful lives of ten years, are amortized, and are tested annually for impairment. Intangible assets are reported on the balance sheet at cost less accumulated amortization. We have selected December 31 as the date to perform the annual impairment test. See Note 2, Summary of Significant Accounting Policies, Subsection H, Goodwill and Intangible Assets, of our consolidated financial statements for the three months ended March 31, 2021, for an additional description of intangible assets that had a material effect on our consolidated financial statements.

Stock-Based Compensation

FASB’s ASC Topic 718, Stock Compensation (formerly, FASB Statement 123R), prescribes accounting and reporting standards for all stock-based payment transactions in which employee and non-employee services are acquired. We measure the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Fair value for restricted stock awards is valued using the closing price of our Common Stock on the date of grant. For our three months ended March 31, 2021, and 2020, we recognized stock-based compensation expense of approximately $270,900, and $318,500, respectively. We had a balance in accrued stock-based compensation at March 31, 2021 and December 31, 2020 of approximately $1.4 million, respectively. See Note 6, Stock-Based Compensation, of our consolidated financial statements for the three months ended March 31, 2021 for an additional description of our stock-based compensation that had a material effect on our consolidated financial statements.

Related Party Transactions

See Note 8, Related Party Transactions, to our consolidated financial statements for the three months ended March 31, 2021 for an additional description of related party transactions that had a material effect on our consolidated financial statements.

S and S Acquisition

On January 21, 2021, we entered into an Agreement and Plan of Merger with S and S Beverage, Inc. and its shareholders, pursuant to which we acquired S and S and its line of lemon-flavored beverages (the “S and S Acquisition”). To consummate the S and S Acquisition, we filed a Certificate of Merger with the Wisconsin Department of Financial Institutions on February 1, 2021. In consideration with the S and S Acquisition, we agreed to pay an aggregate of $1,050,000 (the “Aggregate Acquisition Payments”), the majority of which is allocated to certain creditors of S and S (including one of its shareholders) and approximately $89,000 of which (the “Remaining Acquisition Payments”) is allocated to its shareholders on a pro rata basis. $400,000 of the Aggregate Acquisition Payments were paid within two weeks of the closing of the transaction. The balance of the Aggregate Acquisition Payments, including the Remaining Acquisition Payments, are scheduled to be paid in monthly installments, in arrears on the tenth calendar day of each month, commencing on March 10, 2021, at a rate equivalent to $2.00 per case of OOH LA Lemin (the product line of S and S) that we sell until the Aggregate Acquisition Payments have been paid in full. In addition to the Aggregate Acquisition Payments, we also assumed and agreed to pay certain other liabilities of S and S as set forth in the Merger Agreement.

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

We will remain an emerging growth company until the earlier to occur of (1) the last day of our fiscal year (a) following the fifth anniversary of the declaration of effectiveness of our Registration Statement on Form S-1 (December 31, 2020), (b) in which we have total annual gross revenues of at least $1.07 billion, or (c) in which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our common shares that is held by non-affiliates exceeds $700 million as of the last day of our second quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, Subsection S, Recently Issued Accounting Pronouncements, to our consolidated financial statements for the three months ended March 31, 2021 for a discussion of recent accounting pronouncements.

S AND S BEVERAGE, INC.

The following discussion and analysis of the results of operations and financial condition for the one month January 31, 2021 and should be read in conjunction with the financial statements and related notes and the other financial information that are included elsewhere herein. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements,” and “Description of Business” sections herein. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained herein. All statements that express expectations, estimates, forecasts, or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements.

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

Results of Operations

One Month Ended January 31, 2021 compared to the One Month Ended January 31, 2020

Overview

We sell our Lemin Superior Lemonade, now named OOH LA Lemin. Our business was formed in 2018 and net revenues increased from $278,000 in our initial year of operations to approximately $865,000 in fiscal year 2019, our first full year of operations. The COVID-19 pandemic resulted in reduced net revenues for our 2020 fiscal year. For the first month ended January 31, 2021, we had net revenues of approximately $600, a decrease of approximately $10,500 from the previous one month ended January 31, 2020. This decrease was anticipated, and we anticipate that growth in our business will restart in the last eleven months of 2021 as the effects of the pandemic begin to recede and by virtue of our acquisition by Kona Gold Beverage, Inc. (“Kona Gold”).

Our decrease in revenue is primarily due to the effects of the COVID-19 pandemic, and a halt in operations as a result of finalizing our acquisition by Kona Gold. The following is a more detailed discussion of our financial condition and results of operations for the period presented.

Revenue

The decrease in our net revenues from our one month ended January 31, 2020 to our January 31, 2021 fiscal year resulted primarily from a decrease in operations in during our acquisition by Kona Gold.

Cost of Revenue

Cost of revenue consists primarily of expenses associated with the products sold to distributors and resellers and consumers, including product and shipping costs. Typically, we expect that the cost of revenue will increase overall as a direct correlation to increases in sales. However, due to the decrease in sales, we had a correlating decrease in the cost of revenue.

Cost of revenue for our one month ended January 31, 2021 was approximately $1,100 (or 198% of net revenue), which was a decrease of approximately $35,500, or 97%, compared to our one month ended January 31, 2020, in which cost of revenue was approximately $36,600 (or 318% of net revenues). This decrease is directly related to the decrease in net revenues. The high percentage of net revenue is primarily the result of fees charged to the Company for product space, or slotting fees, by our customers.

We expect cost of revenue as a percentage of net revenues to rebound, if not to improve by virtue of the expected receding effects of the COVID-19 pandemic and our acquisition by Kona Gold.

Selling, General and Administrative Expenses

SG&A expenses consist primarily of professional fees, salaries and wages, advertising, travel expenses, and general office and administrative expenses related to maintaining our operations.

SG&A expenses decreased by approximately $54,400 to approximately $2,900 in our one month ended January 31, 2021, from approximately $57,300 in our one month ended January 31, 2020. The decrease in SG&A expenses was primarily due to a decrease in all expenses in preparation for our acquisition by Kona Gold.

Net Loss

We incurred a net loss of approximately $3,500 in our one month ended January 31, 2021, a decrease of $78,900, as compared to a net loss of approximately $82,400 in our one month ended January 31, 2020. This decrease in net loss is primarily due to the decrease in SG&A expenses more than offsetting the decrease in gross profit. We expect that both gross profit and SG&A expenses will increase on a going forward basis by virtue of the expected receding effects of the COVID-19 pandemic and our acquisition by Kona Gold.

Going Concern

We have incurred operating losses since inception and have negative cash flow from operations since inception. As of January 31, 2021, we had a stockholders’ deficit of approximately $659,500 and we incurred a net loss of approximately $3,500 during the one month ended January 31, 2021. We also utilized cash in operations of approximately $26,700 during the one month ended January 31, 2021. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flow from operations to meet our obligations. We believe that our acquisition by Kona Gold will provide sufficient financing to continue our operations.

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

Notes Payable – Related Party

We had the following outstanding notes payable from a related party during the one month ended January 31, 2021:

●	Initial principal balance of $200,000 and 8% interest per annum (incurred in 2018 fiscal year). At January 31, 2021, the principal balance was $113,761.

●	Initial principal balance of $612,700 and 8% interest per annum (incurred in 2019 fiscal year). At January 31, 2021, the principal balance was $200,000.

●	Initial principal balance of $300,000 and 2% interest per annum (incurred in 2020 fiscal year). At January 31, 2021, the principal balance was $300,000.

●	Initial principal balance of $200,000 and 0% interest per annum (incurred in 2020 fiscal year). At January 31, 2021, the principal balance was $198,000.

The future maturities of the related parties’ notes payable are as follows:

December 31, 2021 – December 31, 2022	$—
November 1, 2023	811,761
$811,761

In connection with the acquisition of the Company by Kona Gold, all outstanding notes payable are being repaid in accordance with the schedule set forth in the acquisition agreement.

Cash Flows

In summary, our use of cash has been as follows:

For the One Month Ended January 31, 2021
Net cash used in operating activities	$(26,696)
Net cash used in investing activities	$0
Net cash provided by financing activities	$10,000

Operating Activities

Cash provided by or used in operating activities for the one month ended January 31, 2021 was approximately $26,700, which consisted of the net amounts of cash provided by or used in accounts receivable, inventory, accounts payable, interest payable, and customer payments.

Investing Activities

We did not have any cash provided by or used in investing activities for the one month ended January 31, 2021.

Financing Activities

Cash provided by financing activities for the one month ended January 3, 2021 was approximately $10,000, all of which was due to notes payable from a related party.

Non-Cash Investing and Financing Activities

For the month ended January 31, 2021, there were no non-cash investing and financing activities.

Off-Balance Sheet Arrangements

At January 31, 2021, we had no off-balance sheet arrangements, commitments, or guarantees that require additional disclosure or measurement.

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

The accounting policies that we follow are set forth in Note 2, Summary of Significant Accounting Policies, of our financial statements for the one month ended January 31, 2021, as included in our financial statements. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

Revenue Recognition

We sell our Lemin Superior Lemonade, now named OOH LA Lemin, through resellers and distributors. In evaluating the timing of the transfer of control of products to our distributors and resellers, we consider several indicators, including significant risks and rewards of products, our right to payment, and the legal title of the products. We recognize revenue from product sales to distributors and resellers when products that do not require further services by us are shipped, when there are no uncertainties surrounding product acceptance, and when collectability is reasonably assured.

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

We evaluated the guidance in ASC 606-10-50-5 and the related implementation guidance to determine if disaggregation of revenues that would be meaningful. Our revenue is earned from our sale of Lemin Superior Lemonade, now named OOH LA Lemin, and is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. We do not have significant financing components or payment terms, and we do not have any material unsatisfied performance obligations. Our revenues are obtained in similar geographical locations within the United States. The sales from our beverages are organized as one reportable segment.

Accounts Receivable and Allowance for Doubtful Account Receivable

Accounts receivable are recorded at net realizable value. We determine provisions for uncollectible accounts, sales returns, and claims based upon factors including the credit risk and activity of specific distributors and resellers, historical trends, and other information. If we become aware of a specific distributor’s or reseller’s inability to meet its financial obligations, bad debt charges are recorded based on an overall assessment of past due accounts receivable outstanding. In the opinion of management, a provision was deemed necessary for uncollectible accounts. No bad debt was recorded in the accompanying statements of income for one month ended January 31, 2021 and 2020, respectively. Management will review annually to determine provisions and record an allowance as deemed necessary. In the opinion of management, a provision is deemed necessary for allowances for the one month ended January 31, 2021 and year ended December 31, 2020. The balance of allowance for Uncollectible Accounts as of January 31, 2021 and December 31, 2020 is $24,280, respectively.

Inventory

Our inventory is valued at the lower cost or net realizable value. At the end of one month ended January 31, 2021, our inventory consisted almost entirely of finished goods and raw materials (approximately $240,800), which was no increase from inventory at the end of the prior year ended December 31, 2020. The no change in inventory is primarily due to the decrease in operations for our acquisition by Kona Gold. We periodically evaluate and adjust inventories for obsolescence. In the opinion of management, no provision for obsolescence is deemed necessary. As of the balance sheet dated January 31, 2021 and December 31, 2020, all inventory is current.

Related Party Transactions

See Note 4, Related Party Transactions, to our financial statements for the one month ended March 31, 2021 for an additional description of related party transactions that had a material effect on our financial statements.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, Subsection P, Recently Issued Accounting Pronouncements, to our financial statements for the one month ended January 31, 2021 included in our financial statements for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure control and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2021, the period covered in this Report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

We know of no other material pending legal proceedings to which we or any of our subsidiaries is a party or to which any of our assets or properties, or the assets or properties of any of our subsidiaries, are subject and, to the best of our knowledge, no adverse legal activity is anticipated or threatened. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers, or affiliates, or any registered or beneficial stockholder is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

ITEM 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Funds

Pursuant to the Agreement and Plan of Merger with S and S Beverage, Inc., we issued 9,000,000 shares of our common stock to the five legacy S and S shareholders. The per-share fair market value of the common stock was $0.0301, based on the closing price of the Company’s common stock, as reported by OTC Markets Group Inc. on February 5, 2021, the date on which we filed our Current Report on Form 8-K disclosing the acquisition. We issued those shares in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act (in that the issuance of the shares did not involve any public offering).

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are filed with or incorporated by reference into this Quarterly Report.

2.1	Agreement and Plan of Merger among Kona Gold Beverage Inc., KGS Temporary Company, Inc., S and S Beverage Inc., William J. Stineman and K&L Beverage, LLC (as the indemnifying S and S shareholders), and William J. Stineman (as representative of the S and S Shareholders), dated January 22, 2021 is incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 5, 2021.

3.1	Amended and Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.2	Amended and Restated By-Laws is incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.3	Certificate of Designation of the Preferences, Rights, and Limitations of the Series B Preferred Stock is incorporated herein by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.4	Certificate of Designation of the Preferences, Rights, and Limitations of the Series C Preferred Stock is incorporated herein by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.5	Certificate of Designation of the Preferences, Rights, and Limitations of the Series D Preferred Stock is incorporated herein by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.6	Certificate of Amendment to Amendment and Restated Certificate of Incorporation, is incorporated herein by reference to Exhibit 3.6 of Amendment No. 1 to the Company Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

3.7	Articles of Merger Merging KGS Temporary Company, Inc. with and into S and S Beverage Inc., as filed with the Wisconsin Department of Financial Institutions on February 1, 2021 is incorporated herein by reference to Exhibit 3.7 of the Company’s Current Report on Form 8-K, filed with the SEC on February 5, 2021.

4.1	Form of Debenture is incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

4.2	Form of Warrant is incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

4.3s	Form of Stand-alone Debenture is incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (File No.333-239883), filed with the SEC on December 14, 2020.

4.4	Form of Secured Convertible Debenture of the Company sold and issued to YA II PN, Ltd., on February 11, 2021 is incorporated herein by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

4.4a*	Certificate of Scrivener’s Error in respect of the February 10, 2021 Secured Convertible Debenture, executed as of the 18th day of February, 2021.

4.4b*	Certificate of Scrivener’s Error in respect of the February 10, 2021 Secured Convertible Debenture, executed as of the 15th day of March, 2021.

4.4c*	Form of Secured Convertible Debenture of the Company sold and issued to YA II PN, Ltd., on May 5, 2021.

4.5	Form of Warrant of the Company granted to YA II PN, Ltd., on February 11, 2021 is incorporated herein by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.1	Securities Purchase Agreement by and between the Company and YA II PN, Ltd., dated May 14, 2020 is incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.2	Registration Rights Agreement by and between the Company and YA II PN, Ltd., dated May 14, 2020 is incorporated herein by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.3	Independent Contractor Agreement by and between Kona Gold LLC and OPTN Companies Inc., dated April 15, 2020 is incorporated herein by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.4	Board of Directors Offer Letter between the Company and Matthew Crystal, dated July 24, 2018 is incorporated herein by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.5	Board of Directors Offer Letter between the Company and William Jeffrey Outlaw, dated September 3, 2019 is incorporated herein by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.6	Form of Distribution Agreement is incorporated herein by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.7	Membership Interest Purchase Agreement by and among Elev8 Hemp LLC, PLAD, Inc., and the Company, dated October 10, 2016, is incorporated herein by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.8	Securities Exchange and Settlement Agreement by and between Elev8 Brands, Inc. and the Company, dated March 6, 2018, is incorporated herein by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.9	Securities Exchange and Settlement Agreement by and between Elev8 Brands, Inc. and the Company, dated November 26, 2019 is incorporated herein by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.10	Employment Agreement by and between Christopher Selinger and the Company, dated September 1, 2018 is incorporated herein by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.11	Lease Agreement by and between Kona Gold, LLC and Hay Investment Properties, Inc., dated June 1, 2018 is incorporated herein by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.12	Triple Net Lease Agreement by and between Gold Leaf Distribution, LLC and 3090 S. Hwy 14, LLC, dated May 22, 2019 is incorporated herein by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.13	Lease Modification Agreement by and between Gold Leaf Distribution, LLC and 3090 S. Hwy 14, LLC, dated April 21, 2020 is incorporated herein by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.14	Line of Credit Agreement by and between Robert Clark and Gold Leaf Distribution, LLC, dated August 29, 2019 is incorporated herein by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.15	Line of Credit Agreement by and between Robert Clark and Kona Gold, LLC, dated April 4, 2019 is incorporated herein by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.15a*	Line of Credit and Security Agreement Modification Agreement #2 to April 4, 2019 Line of Credit Agreement by and between Robert Clark and Kona Gold, LLC, dated April 4, 2021.

10.16	Line of Credit Agreement by and between Matthew Nicoletti and Kona Gold, LLC, dated May 5, 2018 is incorporated herein by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.17	Standard Promissory Note issued by Gold Leaf Distribution, LLC in favor of Robert Clark, dated February 19, 2019 is incorporated herein by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.17a*	Standard Promissory Note Modification Agreement to February 19, 2019 Standard Promissory Note issued by Gold Leaf Distribution, LLC in favor of Robert Clark, dated March 15, 2021.

10.18	Standard Promissory Note issued by Kona Gold, LLC in favor of Robert Clark, dated January 15, 2019 is incorporated herein by reference to Exhibit 10.18 of Amendment No. 1 to the Company Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.18a*	Standard Promissory Note Modification Agreement to January 15, 2019 Standard Promissory Note issued by Kona Gold, LLC in favor of Robert Clark, dated April 4, 2021.

10.19	Employment Agreement by and between the Company and Robert Clark, dated August 12, 2015 is incorporated herein by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.20	Employment Agreement by and between the Company and Lori Radcliffe, dated October 8, 2019 is incorporated herein by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.21	Amendment to Employment Agreement by and between the Company and Robert Clark, dated December 1, 2016 is incorporated herein by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.22	Agreement by and between the Company and Ryan Dodd, dated May 1, 2019 is incorporated herein by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.23	Amendment to Employment Agreement by and between Christopher Selinger and Kona Gold Solutions, Inc., dated May 1, 2020 is incorporated herein by reference to Exhibit 10.23of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.24	Amendment to Employment Agreement by and between Christopher Selinger and the Company, dated January 1, 2019 is incorporated herein by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.25	Security Agreement by and between the Company and YA II PN, Ltd., dated May 14, 2020 is incorporated herein by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.26	Line of Credit and Security Agreement Modification Agreement by and between Kona Gold LLC and Robert Clark, dated April 1, 2020 is incorporated herein by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.27	Line of Credit and Security Agreement Modification Agreement by and between Gold Leaf Distribution LLC and Robert Clark, dated April 1, 2020 is incorporated herein by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.28	Terms of Oral Agreement between the Company and Robert Clark is incorporated herein by reference to Exhibit 10.28 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.29	Waiver Agreement by and between the Company and YA II PN, Ltd., dated October 14, 2020, is incorporated herein by reference to Exhibit 10.29 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.30	Paycheck Protection Promissory Note issued in favor of Wells Fargo Bank, N.A. dated May 4, 2020, is incorporated herein by reference to Exhibit 10.30 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.31	Paycheck Protection Promissory Note issued in favor of Wells Fargo Bank, N.A. dated May 4, 2020, is incorporated herein by reference to Exhibit 10.31 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.32	Securities Purchase Agreement by and between the Company and YA II PN, Ltd., dated November 30, 2020, is incorporated herein by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on December 14, 2020.

10.33	Form of Securities Purchase Agreement between the Company and YA II PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.28 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.33a*	Form of Limited Amendment Agreement to Securities Purchase Agreement between the Company and YA II PN, Ltd., for a transaction that closed on February 11, 2021, dated as of May 5, 2021.

10.34	Form of Registration Rights Agreement by and between the Company and YA II PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.29 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.35	Form of Amended and Restated Security Agreement of the Company and its subsidiaries in favor of YA II PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.30 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.36	Form of Intellectual Property Security Agreement of the Company and its subsidiaries in favor of YA II PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.31 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.37	Form of Amended and Restated Global Guaranty Agreement of the Company and its subsidiaries in favor of YA II PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.32 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Securities Act of 1934.

32.1*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Ex. 101.INS*	XBRL Instance Document

Ex. 101.SCH*	XBRL Taxonomy Extension Schema Document

Ex. 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Ex. 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

Ex. 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Ex. 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kona Gold Beverage, Inc.

Dated: May 17, 2021	/s/ Robert Clark
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 17, 2021	/s/ Lori Radcliffe
Chief Financial Officer
(Principal Financial Officer)