Form 10-Q
period 2021-06-30
KONA GOLD BEVERAGE, INC.
filed 2021-08-17
CIK 1802546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of the issuer’s common stock, par value $0.00001 per share, outstanding as of August 13, 2021 was 863,488,732.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED JUNE30, 2021

i

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

	Unaudited	Audited
	Six Months Ended	Year Ended
	June 30,	December 31,
ASSETS	2021	2020

CURRENT ASSETS
Cash and cash equivalents	$94,494	$113,168
Accounts receivable, net of allowance for doubtful accounts of $3,967 and $5,019, respectively	333,522	—
Other receivables	14,876	14,876
Inventory	752,951	660,504
Prepaids	10,244	—
Other current assets	8,234	5,572
Total current assets	1,214,321	794,120

NON-CURRENT ASSETS
Property, plant and equipment, net	173,616	167,872
Right-of-use asset, net	838,732	912,993
Intangible property, net	77,092	69,488
Goodwill	1,275,938	—
Note receivable, net of allowance $1,500,000 and $0, respectively	—	—
Deposit	6,500	6,500
Total non-current assets	2,371,878	1,156,853
Total assets	$3,586,199	$1,950,973

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$350,469	$208,599
Amounts owed to customers	—	10,508
Credit card payables	3,282	19,469
Current note payable - related party	6,000	12,000
Current lease liability	75,144	149,407
Convertible debt	1,300,000	900,000.00
Derivative liability	485,521	361,152.00
Accrued compensation	375,208	257,500.00
Accrued stock compensation	1,386,497	1,386,497
Accrued liabilities	136,657	81,624
Total current liabilities	4,118,778	3,386,756

NON-CURRENT LIABILITIES
Line of credit	398,470	398,470
Line of credit - related party	1,498,151	1,495,151
Note payable - related party, net of current	56,000	56,000
Note payable	624,360	—
PPP note payable	117,487	95,161
Lease liability, net of current	763,588	763,586
Total liabilities	7,576,834	6,195,124

COMMITMENTS AND CONTINGENCIES (NOTE 13)

STOCKHOLDERS’ DEFICIT
Preferred Stock Series A, $.00001 par value, 0 shares authorized, 0 issued, and outstanding, respectively	—	—
Preferred Stock Series B, $.00001 par value, 1,200,000 shares authorized, 488,000 issued and outstanding, respectively	5	5
Preferred Stock Series C, $.00001 par value, 250, 3,300,000 and 3,300,00 shares authorized, 140 and 0 issued, and outstanding, respectively	—	—
Preferred Stock Series D, $.00001 par value, 500,000 shares authorized, 500,000 issued, and outstanding, respectively	5	5
Common Stock, $.00001 par value, 2,500,000,000 authorized, 850,772,637 and 786,308,041, issued and outstanding, respectively	8,508	7,863
Additional paid-in capital - warrants	1,334,136	281,565
Additional paid-in capital	6,139,686	4,746,447
Accumulated deficit	(11,472,974)	(9,280,036)
Total stockholders’ deficit	(3,990,635)	(4,244,151)
Total liabilities and stockholders’ deficit	$3,586,199	$1,950,973

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,		June 30,
	2021	2020	2021	2020
REVENUES, NET OF SALES, RETURNS, AND ALLOWANCES OF $28,707 AND $51,159, RESPECTIVELY	$790,809	$227,044	$1,252,980	$442,327
COST OF REVENUES	686,706	155,694	1,000,571	314,887
Gross profit	104,103	71,350	252,409	127,440

OPERATING EXPENSES
Selling, general and administrative expenses	644,052	692,556	1,212,732	1,339,769
Income (Loss) from operations	(539,949)	(621,206)	(960,323)	(1,212,329)
Other income / (expense)
Interest expense	(17,567)	(13,812)	(34,941)	(17,619)
Interest expense related to loan origination fee on convertible note	(24,000)	(15,000)	(65,000)	(15,000)
Interest expense related to warrants on convertible note	—	(281,565)	(1,052,571)	(281,565)
Interest expense on convertible note	(23,389)	—	(43,354)	—
Gain/(Loss) on derivative	141,497	(148,628)	(124,369)	(148,628)
Tax expense	(4,967)	—	(7,542)	—
EIDL advance	95,161	7,000	95,161	7,000
Other income	—	6,291	—	6,291
Net Income (Loss)	$(373,214)	$(1,066,920)	$(2,192,939)	$(1,661,850)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic and diluted	805,263,473	767,772,186	805,263,473	767,772,186

NET LOSS PER COMMON SHARES:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

	Common Stock		Preferred Stock		Additional		Total
	$.00001 Par		$.00001 Par		Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit

Balance December 31, 2019	763,967,603	$7,640	4,988,000	$50	$4,155,777	$(6,154,441)	$(1,990,976)
Common Stock Issued for Compensation	5,000,000	50			318,450		318,500
Net Income (loss)				—		(1,033,123)	(1,033,123)
Balance March 31, 2020	768,967,603	$7,690	4,988,000	$50	4,474,227	$(7,187,564)	$(2,705,599)
Common Stock Issued for Sponsorship Agreements	85,000	1			2,577		2,578
Common Stock Issued for Compensation	5,000,000	50			157,450		157,500
Warrants related to convertible note				—	281,565		281,565
Net Income (loss)						(1,066,920)	(1,066,920)
Balance June 30, 2020	774,052,603	$7,741	4,988,000	$50	$4,915,819	$(8,254,484)	$(3,330,876)
Common Stock Conversion to Preferred Stock	(140)	(0)	140	0.00			—
Preferred Stock Conversion to Common Stock	4,000,000	40	(4,000,000)	(40.00)	—		—
Accrued Common Stock Issues for Compensation	140	0			2		2
Net Income (loss)						(509,441)	(509,441)
Balance September 30, 2020	778,052,603	$7,781	988,140	$10	$4,915,821	$(8,763,925)	$(3,840,315)
Common Stock Issued for Conversion of Convertible Debt	8,255,438	83		—	112,191		112,274
Net Income (loss)						(516,111)	(516,111)
Balance December 31, 2020	786,308,041	$7,863	988,140	$10	$5,028,012	$(9,280,036)	$(4,244,151)
Common Stock Issued for Conversion of Convertible Debt	30,418,798	304			613,505		613,809
Common Stock Issued for Acquisition	9,000,000	90		—	270,810		270,900
Warrants related to convertible note					1,052,571		1,052,571
Net Income (loss)						(1,819,725)	(1,819,725)
Balance March 31, 2021	825,726,839	$8,257	988,140	$10	$6,964,898	$(11,099,761)	$(4,126,597)
Common Stock Issued for Conversion of Convertible Debt	25,045,798	250		—	508,924		509,174
Net Income (loss)						(373,214)	(373,214)
Balance June 30, 2021	850,772,637	$8,508	988,140	$10	$7,473,822	$(11,472,975)	$(3,990,635)

	2021	2020
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(2,192,939)	$(1,661,850)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and Amortization	20,503	15,530
Common Stock Issued in Exchange for Services	—	—
Common Stock Issued in Acquisition	270,900	—
Common Stock Issued for Sponsorship	—	2,578
Common Stock Issued for Compensation		476,000
Preferred Stock Issued for Compensation	—	—
Interest expense related to warrants on convertible debt	1,052,571	281,565
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(344,030)	(4,381)
Decrease (increase) in other receivable	—	—
Decrease (increase) in inventory	(92,447)	(27,924)
Decrease (increase) in prepaids	(10,244)	—
Decrease (increase) in intercompany transactions	—
Decrease (increase) in other current assets	(2,662)	(8,526)
Decrease (increase) in deposits	—	—
Decrease (increase) in right-of-use asset	74,261	(343,785)
Increase (decrease) in accounts payable	141,870	21,741
Increase (decrease) in credit card payable	(16,187)	5,300
Increase (decrease) in accrued compensation	117,708	137,625
Increase (decrease) in accrued stock compensation	—	—
Increase (decrease) in accrued expenses	55,033	17,217
Increase (decrease) in derivative liability	124,369	148,628
Increase (decrease) in lease liability	(74,261)	324,918
Net cash provided by (used in) operating activities	(875,555)	(615,364)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(26,247)	(33,772)
Changes in goodwill	(1,275,938)	—
Changes in intellectual property	(7,604)	4,088
Net cash provided by (used in) investing activities	(1,309,789)	(29,684)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Changes in note payable - related party	(6,000)	(6,000)
Changes in line of credit - related party	3,000	325,500
Changes in note payable - acquisition	624,360	—
Changes line of credit	—	—
Changes in convertible debt	1,522,984	250,000
Changes in PPP note payable	22,326	95,161
Net cash provided by (used in) financing activities	2,166,670	664,661
Net cash increase for period	(18,674)	19,613
Cash at beginning of period	113,168	36,223
Cash at end of period	$94,494	$55,836

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$2,275	$—
Cash paid for interest	$34,941	$35,877

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Kona Gold Beverage, Inc., a Delaware corporation (“Kona Gold,” the “Company,” “we,” “us,” or “our”), owns and operates a line of premier CBD lifestyle brand and other products. As of June 30, 2021 the Company has four wholly-owned subsidiaries: Kona Gold LLC, a Delaware limited liability company (“Kona”), HighDrate LLC, a Florida limited liability company (“HighDrate”), Gold Leaf Distribution LLC, a Florida limited liability company (“Gold Leaf”), and S and S Beverage, Inc. (“S and S”), a Wisconsin corporation, which the Company acquired in February 2021. The Company is primarily focused on product development in the functional beverage sector. Kona Gold creates hemp-infused energy drinks, which includes hemp energy drinks, CBD energy water, and also sells Kona Gold merchandise and apparel, which promotes the Company’s beverages. HighDrate focuses on the development and marketing of CBD-infused energy waters geared towards the fitness and wellness markets. S and S creates and sells unique lemon flavored drinks under the “Ooh La Lemin” brand name. Gold Leaf focuses on the distribution of premium beverages and snacks in key markets.

The Company currently sells its products through resellers, the Company’s websites, and distributors that span across 27  states. The Company’s products are available in wide variety of stores, including grocery stores, convenience stores, smoke shops, and gift shops.

As used herein, the terms “Kona Gold,” the “Company,” “we,” “us,” or “our, refer to Kona Gold individually or, as the context requires, collectively with its subsidiaries on a consolidated basis.

The Company’s Business

The Company has two reportable segments:

●	Beverages. Includes three types of beverage products: (i) hemp-infused energy drinks, (ii) CBD-infused energy water, (iii) CBD-infused high-alkaline water, (iv) lemon flavored beverages, as well as apparel with the Kona Gold logo. The Beverages Segment includes all of Kona, HighDrate, Ooh La Lemin, and operations. Additional information regarding these products is below. The Company considers this a single operating segment for purposes of presenting financial information and evaluating performance. As such, the accompanying Consolidated Financial Statements present financial information in a format that is consistent with the internal financial information used by management. The Company does not accumulate revenues by product classification and, therefore, it is impractical to present such information.

●	Distribution. Includes the distribution of premium beverages and snacks in key markets. These markets include over 600 accounts in grocery stores, convenience stores, smoke shops, vape shops, and specialty stores located in Florida and South Carolina. In addition to distributing the Company’s own beverage products, the Company also distributes other products, including alkaline waters, beverages for kids, energy drinks, fruit flavored sodas, healthy aloe juice drinks, and CBD-infused jellybeans, all of which complement the Company’s current product offerings. The Distribution Segment includes all of Gold Leaf’s operations.

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

Ooh La Lemin is lemonade for the modern age. Made natural and refreshing with no added sugar, low in carbs, and 15 calories. Ooh La Lemin is available in four distinct flavors: original lemonade, peach lemonade, strawberry lemonade, and blue raspberry lemonade.

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

Level 2 – inputs other than Level 1 that are observable, either directly or indirectly; such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets and liabilities in markets that are not active, or inputs that are observable or an be corroborated by observable market data for substantially the full term of the assets or liabilities; or

Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

E.	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at net realizable value. The Company determines provisions for uncollectible accounts, sales returns, and claims based upon factors including the credit risk and activity of specific customers, historical trends, and other information. If the Company becomes aware of a specific distributor’s or reseller’s inability to meet its financial obligations, bad debt charges are recorded based on an overall assessment of past due accounts receivable outstanding. There was no bad debt attributed to accounts receivable in the year ended June 30, 2021 and 2020, respectively. These amounts are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Loss. Management will review annually to determine provisions and record an allowance as deemed necessary. In the opinion of management, a provision was deemed necessary for uncollectible accounts for Kona and no provision was deemed necessary for Gold Leaf. The allowances for Uncollectible Accounts at June 30, 2021 and December 31, 2020 were $9,478 and $3,967, respectively, as reflected in the accompanying Consolidated Balance Sheets.

F.	Inventories

The cost of inventory using the standard cost method, which approximates actual cost based on a first-in, first-out method. The Company’s inventories are valued at the lower cost or net realizable value. The Company’s inventory consists almost entirely of finished and unfinished goods, and freight, which include CBD energy waters, CBD waters, hemp energy drinks, lemonades, cans for production, and merchandise and apparel. The Company periodically evaluates and adjusts inventories for obsolescence. In the opinion of management, no provision for obsolescence is deemed necessary. The shelf life of all beverage inventory is two years, and at June 30, 2021, and December 31, 2020, all inventory was current, as reflected in the accompanying Consolidated Balance Sheets.

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

Management determined that, for the year ending December 31, 2020, there were no identifiable assets or liabilities; therefore, the implied fair value of goodwill is zero. On January 21, 2021, the Company entered into an Agreement and Plan of Merger with S and S and the five S and S Legacy Shareholders and acquired all of the capital stock of S and S. Because of this, goodwill was recorded in the amount of $1,275,938 see Note 5, Goodwill and Intangible Assets. Management determined that there was no impairment of trademarks for the year ending December 31, 2020, see Note 5, Goodwill and Intangible Assets.

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

Sales are made to customers under terms allowing certain limited rights of return. The Company records an allowance and return for each quarter for 3% of total sales. The Company recorded sales, returns, and allowance at three months ending June 30, 2021 and 2020 of approximately $19,800 and $6,600, respectively, and the six months ending June 30, 2021 and 2020 of approximately $57,400 and $13,400, respectively, which is included in the revenues, net of sales returns and allowances in the accompanying Consolidated Statements of Loss.

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

The Company has no recorded liabilities for uncertain tax positions as of the accompanying Consolidated Balance Sheets dated June 30, 2021 and December 31, 2020, respectively.

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

The Company expenses costs of advertising and promotions as incurred. The Company includes in advertising costs inventory given away as promotional merchandise or free samples to create sales. Advertising and promotion costs for the three months ended June 30, 2021 and 2020, was approximately $13,600 and $3,100, respectively, and for the six months ended June 30, 2021 and 2020, was approximately $24,100 and $11,000, respectively, which amounts were included in selling, general and administrative expenses in the accompanying Consolidated Statements of Loss.

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

The Company then applied the management approach to the identification of its two reportable segments – the Beverages Segment, consisting of the operations of Kona, HighDrate, and Ooh La Lemin, and the Distribution Segment, consisting of the operations of Gold Leaf. Specifically, the Company has evaluated guidance in ASC 280-10 and determined that aggregation is consistent with the objectives of ASC 280-10 in that aggregation into two reportable segments allows users of our financial statements to view the Company’s business through the eyes of management based upon the way management reviews performance and makes decisions. Additional factors that were considered included: whether or not an operating segment has similar economic characteristics, the nature of the products/services under each operating segment, the nature of the production/go-to-market process, the type and geographic location of our customers, and the distribution of our products/services. The Company further determined that its logo merchandise and apparel, which revenue comprises approximately 1% of the Company’s gross annual sales, and solely exists for promotion purposes, could be aggregated with the operations in the Beverages Segment. A description of the Company’s products is contained in Note 1, Organization and Description of Business. For additional information regarding the Company’s two reportable segments, please see Note 18, Segments.

S.	Registration Rights Agreement

In May 2020, the Company completed a private placement transaction (the “2020 Private Placement”) of three secured convertible debentures (the “2020 Debentures”), convertible for up to 105,947,397 shares (the “2020 Conversion Shares”) of Common Stock and a Warrant to purchase Common Stock (the “2020 Warrant”), exercisable for up to 20,000,000 shares of Common Stock (the “2020 Warrant Shares”), pursuant to that certain Securities Purchase Agreement between an otherwise unaffiliated third-party investor (the “Selling Stockholder”) and the Company, dated as of May 14, 2020 (the “2020 SPA”). The Company sold and issued the initial 2020 Debenture (the “First 2020 Debenture”) and granted the Warrant promptly after entering in the 2020 SPA. The Company sold and issued the second 2020 Debenture (the “Second 2020 Debenture”) promptly after filing the registration statement on Form S-1 (the “2020 Registration Statement”) with the Securities and Exchange Commission (the “SEC”). The Company sold and issued the third 2020 Debenture (the “Third 2020 Debenture”) promptly after the SEC declared the 2020 Registration Statement effective. The Company agreed to register the 2020 Conversion Shares and 2020 Warrant Shares pursuant to the terms of the Registration Rights Agreement between the Selling Stockholder and Company, dated as of May 14, 2020 (the “2020 Registration Rights Agreement”).

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the terms of the Registration Rights Agreement, the Company agreed to file the 2020 Registration Statement with the SEC registering for resale the Conversion Shares and the Warrant Shares within 45 calendar days following the closing of the Private Placement. Further, the Company agreed to use its best efforts to have the 2020 Registration Statement declared effective by the SEC as soon as practicable, but in no event later than the effectiveness deadline, or by the 5th trading day following the date on which the Company is notified that the 2020 Registration Statement will not be reviewed or is no longer subject to further review and Pursuant to the terms of the 2020 Registration Rights Agreement, the Company agreed to file the 2020 Registration Statement with the SEC registering for resale the 2020 Conversion Shares and the 2020 Warrant Shares within 45 calendar days following the closing of the 2020 Private Placement. Further, the Company agreed to use its best efforts to have the 2020 Registration Statement declared effective by the SEC as soon as practicable, but in no event later than the effectiveness deadline, or by the 5th trading day following the date on which the Company is notified that the 2020 Registration Statement will not be reviewed or is no longer subject to further review and comments. Pursuant to the 2020 Registration Rights Agreement, the Company is subject to partial liquidated damages equal to 2.0% of the aggregate purchase price paid by the holder pursuant to the 2020 SPA for any of the 2020 Debentures then held by the holder for failure to file the 2020 Registration Statement timely, failure to file with the SEC a request for acceleration in accordance with Rule 461 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), within five trading days after the date the Company is notified that the 2020 Registration Statement will not be reviewed or is not subject to further review, the 2020 Registration Statement is not declared effective by the effectiveness deadline, if after effectiveness, the 2020 Registration Statement ceases for any reason to remain continuously effective as required or if the holders are not permitted to utilize the prospectus therein to resell for more than 30 consecutive calendar days or more than an aggregate of 40 calendar days during any 12-month period, or if after the six-month anniversary of the 2020 Registration Rights Agreement, the Company does not have available adequate current public information as set forth in Rule 144(c). The parties agreed that the maximum aggregate liquidated damages payable to a holder of the 2020 Debentures under the 2020 Registration Rights Agreement is 24% of the aggregate purchase price paid by such holder pursuant to the 2020 SPA. The Selling Stockholder has agreed to waive this 30-consecutive-calendar-day provision for so long as the Company is utilizing its best efforts to file its Annual Report on Form 10-K for its fiscal year ended December 31, 2020, and promptly thereafter files a Post-Effective Amendment to the 2020 Registration Statement. The Commission declared effective both the 2020 Registration Statement and the Post-Effective Amendment to the 2020 Registration Statement.

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

At the Company’s option, it has the right to redeem, in part or in whole, the outstanding principal and interest under the 2021 Debentures prior to their respective maturity dates; provided, that, as of the date of the holder’s receipt of the redemption notice, (i) the VWAP of the Common Stock is less than the 2021 Fixed Conversion Price, initially $0.03 per share, and (ii) there is no Equity Conditions failure. The Company must pay an amount equal to the principal amount being redeemed plus outstanding and accrued interest thereon, as well as a redemption premium equal to 15% of the outstanding principal amount being redeemed (the “Redemption Premium”). The Company must provide the holder 15 business days’ advance notice of its intent to make a redemption, setting forth the amount of principal and interest we desire then to redeem plus the applicable Redemption Premium

The 2021 Debentures contain an adjustment provision that, subject to certain exceptions, reduces the conversion price if the Company issues shares of Common Stock or common stock equivalents at a price lower than the then-current conversion price of the 2021 Debentures. Any stock splits, reverse stock splits, recapitalizations, mergers, combinations and asset sales, stock dividends, and similar events will also result in an adjustment of the conversion price of the 2021 Debentures.

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

Pursuant to the terms of the 2021 Registration Rights Agreement with the Selling Stockholder, the Company agreed to file a registration statement on Form S-1 (the “2021 Registration Statement”) with the SEC registering for resale the 2021 Conversion Shares and the 2021 Warrant Shares within 30 calendar days following the closing of the 2021 Private Placement. The Selling Stockholder has agreed to waive this 30-calendar-day provision for so long as the Company utilized its best efforts to file its Annual Report on Form 10-K for its fiscal year ended December 31, 2020, and promptly thereafter files the 2021 Registration Statement. Further, the Company agreed to use its best efforts to have the 2021 Registration Statement declared effective by the SEC as soon as practicable, but in no event later than the effectiveness deadline, or by the 5th trading day following the date on which the Company is notified that the 2021 Registration Statement will not be reviewed or is no longer subject to further review and comments. Pursuant to the 2021 Registration Rights Agreement, the Company is subject to partial liquidated damages equal to 2.0% of the aggregate purchase price paid by the holder pursuant to the 2021 SPA for either of the 2021 Debentures then held by the holder for failure to file the 2021 Registration Statement timely, failure to file with the SEC a request for acceleration in accordance with Rule 461 promulgated under the Securities Act, within five trading days after the date the Company is notified that the 2021 Registration Statement will not be reviewed or is not subject to further review, the 2021 Registration Statement is not declared effective by the effectiveness deadline, if after effectiveness, the 2021 Registration Statement ceases for any reason to remain continuously effective as required or if the holders are not permitted to utilize the prospectus therein to resell for more than 30 consecutive calendar days or more than an aggregate of 40 calendar days during any 12-month period, or if after the six-month anniversary of the 2021 Registration Rights Agreement, the Company does not have available adequate current public information as set forth in Rule 144(c). The parties agreed that the maximum aggregate liquidated damages payable to a holder of the 2021 Debentures under the 2021 Registration Rights Agreement is 24% of the aggregate purchase price paid by such holder pursuant to the 2021 SPA. The Company also agreed, among other things, to indemnify the Selling Stockholder from certain liabilities and to pay all fees and expenses incurred by the Company in connection with the registration of the 2021 Conversion Shares and the 2021 Warrant Shares held by the Selling Stockholder. The Commission declared effective the 2021 Registration Statement.

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

T.	Recently Issued Accounting Pronouncements

The Company has evaluated all recently issued accounting pronouncements, issued or proposed, by the FASB or other standards-setting bodies as of the period ending June 30, 2021. The Company does not expect a material impact on the Company’s financial position, result of operations, or cash flows from these pronouncements.

NOTE 3 – INVENTORY

Inventory consisted of the following:

	June 30, 2021	December 31, 2020
CBD Energy Water	$127,461	$159,813
Hemp Energy Drink	290,886	343,119
Storm CBD Water	27,292	28,692
Ooh La Lemin Drink	74,976	—
Merchandise and Apparel	11,465	11,948
Unfilled Cans, Trays and Sleeves	82,634	38,705
Miscellaneous Beverages	61,328	33,225
Raw Materials	18,853
Other Inventory	50,067	43,362
Point of Sale Inventory	7,989	1,640
Total Inventory	$752,951	$660,504

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30, 2021	December 31, 2020
Furniture and Fixtures	$69,260	$57,879
Computers and Software	22,752	16,638
Machinery & Equipment	89,567	79,951
Vehicles	67,200	68,135
Less: Accumulated Depreciation	(75,163)	(54,731)
Property, plant and equipment, net	$173,616	$167,872

Depreciation for the three months ended June 30, 2021 and 2020, was approximately $10,596 and $7,856 respectively, and for the six months ended June 30, 2021 and 2020, was approximately $20,503 and $15,529, respectively, and is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Loss.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

In April 2019, Gold Leaf acquired 21,000,000 shares, representing 51.65% of the issued and outstanding shares of common stock, $0.01 par value per share, of BigSupersearch.com, Inc., a California corporation (“BigSupersearch”), and 14,000,000 shares of its Series A preferred stock, representing 76.26% of the issued and outstanding shares of preferred stock, for an aggregate of $61,000, which amount included the purchase price, attorney fees, and transfer fees. At the time of the acquisition, BigSupersearch was considered a “shell company” because it had no operations and no assets. Because no transfer of assets or liabilities occurred, the entire $61,000, representing the consideration paid for all of the issued and outstanding capital stock of BigSupersearch, was recorded as goodwill. Gold Leaf has not commenced operations or done anything with BigSupersearch and it still remains a shell company.

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

Management determined that for the year ending December 31, 2019, BigSupersearch had no identifiable assets or liabilities; therefore, the implied fair value of goodwill is zero. Based on this assessment, goodwill was impaired by the full carrying amount of $61,000. At March 31, 2021, and at December 31, 2020, BigSupersearch had $0 in goodwill.

On January 21, 2021, the Company entered into an Agreement and Plan of Merger with S and S and its shareholders and acquired all of the capital stock of S and S. To consummate the Acquisition, a Certificate of Merger was filed with the Wisconsin Department of Financial Institutions (the “Merger Certificate”) on February 1, 2021. On January 22, 2021, (i) Kona Gold, (ii) KGS Temporary Company, Inc. (Kona Gold Beverage, Inc.’s “Acquisition Subsidiary”), (iii) S and S, (iv) William J. Stineman and K&L Beverage, LLC, a Wisconsin limited liability company (as the indemnifying S and S shareholders), and (v) Mr. Stineman (as representative of the S and S Shareholders) entered into the Agreement and Plan of Merger (the “Merger Agreement”). S and S merged with and into our Acquisition Subsidiary; S and S was the surviving entity and became our wholly-owned subsidiary of Kona Gold Beverage, Inc.

Pursuant to the Merger Agreement, and subject to the terms and conditions contained therein, we acquired all of the shares of capital stock of S and S from the five holders thereof (the “S and S Legacy Shareholders”). In consideration thereof, we issued to them an aggregate of nine million restricted shares of Kona Gold Beverage, Inc.’s common stock (the “Acquisition Stock”) on a pro rata basis. Kona Gold Beverage, Inc. did not grant them any registration rights in respect of the shares of Acquisition Stock. We also agreed to pay an aggregate of $1,050,000 (the “Aggregate Acquisition Payments”), the majority of which is allocated to certain creditors of S and S (including one of the S and S Legacy Shareholders) and approximately $89,000 of which (the “Remaining Acquisition Payments”) is allocated to the five S and S Legacy Shareholders on a pro rata basis. $400,000 of the Aggregate Acquisition Payments are scheduled to be paid in the next two weeks. The balance of the Aggregate Acquisition Payments, including the Remaining Acquisition Payments, are scheduled to be paid in monthly installments, in arrears on the tenth calendar day of each month, commencing on March 10, 2021, at a rate equivalent to $2.00 per case of Lemin Superior Lemonade (the product line of S and S) that we sell until the Aggregate Acquisition Payments have been paid in full. In addition to the Aggregate Acquisition Payments, we also assumed and agreed to pay certain other liabilities of S and S as set forth in the Merger Agreement. Because of this goodwill was recorded in the amount of $1,275,938, see Note 19 – Acquisition of S and S Beverage, Inc.

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in goodwill are as follows:

	June 30,	December 31,
	2021	2020
Beginning of year	$—	$—
Acquired goodwill	1,275,938	—
Impairment	—	—
Total goodwill	$1,275,938	$—

Intangible assets consisted of the following:

	June 30, 2021	December 31, 2020
Trademark (HighDrate)	$81,750	$81,750
Website Development (Ooh La Lemin)	12,201	—
Less: Accumulated Amortization	(16,859)	(12,262)
Total Intangible Asset	$77,092	$69,488

Estimated future amortization expense related to the intangible asset is as follows:

Fiscal year ending:
December 31, 2021 (remaining 6 months)	4,697
December 31, 2022	9,395
December 31, 2023	9,395
December 31, 2024	9,395
December 31, 2025	9,395
Thereafter	34,815
Finite-Lived Intangible Assets, Net	$77,092

NOTE 6 – NOTE RECEIVABLE

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

	June 30, 2021	December 31, 2020
Investment in Branded Legacy	$—	$—
Note receivable	1,500,000	1,500,000
Less: Allowance for doubtful account	(1,500,000)	(1,500,000)
Note receivable, net	$—	$—

NOTE 7 – STOCK-BASED COMPENSATION

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

The share-based payments granted for the six months ended June 30, 2021 and the year ended December 31, 2020, were 9,000,000  and 10,085,140 shares of the Common Stock, respectively. No stock-based Common Stock was cancelled or forfeited for the six months ended June 30, 2021 and the year ended December 31, 2020, respectively.

For the six months ended June 30, 2021 and 2020, the Company recognized stock-based compensation expense, which is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Loss, as follows:

	Six Months Ended June 30,	Six Months Ended June 30,
	2021	2020
Employee stock awards	$—	$476,000
Non-employee stock awards	270,900	2,577
Total stock-based compensation expense	$270,900	$478,577

The Company expenses stock-based compensation cost in the current period at the grant date. No future years of compensation is expected for the next five fiscal years. The Company has a balance in accrued stock-based compensation at June 30, 2021 and December 31, 2020, of $1,386,497 and $1,386,497, respectively.

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – LINE OF CREDIT

On May 5, 2018, Kona entered into a Line of Credit Agreement with Matthew Nicoletti as the lender, which established a revolving line of credit in the amount of up to $400,000. The line of credit matures on May 5, 2022 and is reflected as non-current on the accompanying Consolidated Balance Sheets. Advances under the line of credit bear interest at the rate of 3.75 percent per annum. Payments of principal and accrued interest are payable on the maturity date. At June 30, 2021 and December 31, 2020, the line of credit had an outstanding principal balance of $398,470, respectively, and accrued interest of $39,512 and $32,102, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

A.	Long-term debt consists of two note payables with a related party:

1)	On October 31, 2018, Kona issued a Standard Promissory Note in favor of Robert Clark, as lender, in the original principal amount of $20,000. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The note bears no interest. Principal payments of $500 per month commenced in February 2019, with the final payment due in March 2022. The outstanding principal balance of this note at June 30, 2021 and December 31, 2020 was $5,500 and $8,500, respectively.

2)	On February 19, 2019, Gold Leaf issued a Standard Promissory Note in Favor of Robert Clark, as lender, in the original principal amount of $70,000. The note bears no interest. Principal payments of $500 per month commenced in March 2019, with final payment due in March 2021. On March 15, 2021, Gold Leaf issued an Amendment to the original issued Standard Promissory Note in Favor of Robert Clark for the remaining outstanding principle of $58,000. Principal payment of $500 per month, with final payment due in March 2022. The outstanding principal balance of this note at June 30, 2021 and December 31, 2020 was $56,500 and $59,500, respectively.

The future maturities are as follows:

December 31, 2021(remaining 6 months)	$62,000
$62,000

B.	Lines of credit consists of two agreements with a related party:

1)	On April 4, 2019, Kona entered into a Line of Credit Agreement with Robert Clark. The agreement established a revolving line of credit in the amount of up to $1,500,000. Advances under this line of credit bear interest at the rate of 3.75 percent per annum. The line of credit matures on April 4, 2022, at which time all outstanding principal amounts and accrued interest are due and payable. At June 30, 2021 and December 31, 2020, outstanding principal was $1,372,651 and $1,369,651, respectively, and accrued interest was $61,263 and $36,397, respectively.

2)	On August 29, 2019, Gold Leaf entered into a Line of Credit Agreement with Robert Clark. The agreement established a revolving line of credit in the amount of up to $200,000. Advances under this line of credit bear interest at the rate of 3.75 percent per annum. The line of credit matures on August 29, 2022, at which time all outstanding principal amounts and accrued interest are due and payable. At June 30, 2021 and December 31, 2020, outstanding principal was $125,500 and $100,000, respectively, and accrued interest was $5,879 and $3,545, respectively.

 NOTE 10 – SECURITIES PURCHASE AGREEMENT, DERIVATIVE LIABILITIES, AND WARRANT

2020 Securities Purchase Agreement

In May 2020, the Company completed the 2020 Private Placement of the 2020 Debentures and the 2020 Warrant pursuant to the 2020 SPA. The Company sold and issued the First 2020 Debenture and granted the 2020 Warrant promptly after entering in the 2020 SPA. The Company sold and issued the Second 2020 Debenture promptly after filing the 2020 Registration Statement initially with the SEC. The Company sold and issued the Third 2020 Debenture promptly after the SEC declared the 2020 Registration Statement effective. The 2020 Debentures are due 12 months from their respective issuance dates and are secured by all of the Company’s assets and the assets of each of its subsidiaries pursuant to that certain Security Agreement by and among the Selling Stockholder, the Company’s subsidiaries, and the Company. Initially, the 2020 Debentures are convertible at the lower of (i) the fixed conversion price, which is $0.05 per share, subject to adjustment (the “2020 Fixed Conversion Price”), or (ii) 80% of the lowest daily volume weighted average price (“VWAP”) of our Common Stock during the 15 trading days immediately preceding the conversion date, subject to adjustment (the “2020 Market Conversion Price”). The 2020 Debentures contain an adjustment provision that, subject to certain exceptions, reduces the conversion price if the Company issues shares of its Common Stock or common stock equivalents at a price lower than the then-current conversion price of the 2020 Debentures. Any stock splits, reverse stock splits, recapitalizations, mergers, combinations and asset sales, stock dividends, and similar events will also result in an adjustment of the conversion price of the 2020 Debentures. The 2020 Debentures are subject to a “conversion blocker” such that the Selling Stockholder cannot convert any portion of the 2020 Debentures that would result in the Selling Stockholder and its affiliates holding more than 4.99% of the then-issued and outstanding shares of the Common Stock following such conversion (excluding, for purposes of such determination, shares of the Common Stock issuable upon conversion of the 2020 Debentures or exercise of the 2020 Warrant that had not then been converted or exercised, respectively). The Selling Stockholder can increase that 4.99% “conversion blocker” to 9.99% upon at least 65 days’ prior written notice to the Company. The 2020 Debentures accrue interest at an annual rate equal to 8% and are due and payable on their respective maturity dates (or sooner if the Selling Stockholder converts the 2020 Debentures or otherwise accelerates the maturity date, as provided for in the 2020 Debentures). Interest is payable either in cash or, if certain Equity Conditions (as defined in the 2020 Debentures) are then satisfied, in shares of the Common Stock at the 2020 Market Conversion Price on the trading day immediately prior to the date paid.

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

Pursuant to the terms of the Registration Rights Agreement, the Company agreed to file the 2020 Registration Statement with the SEC registering for resale the Conversion Shares and the Warrant Shares within 45 calendar days following the closing of the 2020 Private Placement. The Company also agreed, among other things, to indemnify the Selling Stockholder from certain liabilities and to pay all fees and expenses incurred by the Company in connection with the registration of the Conversion Shares and the Warrant Shares held by the Selling Stockholder.

Pursuant to the 2020 SPA, the purchase price for the First 2020 Debenture was $250,000, less $15,000 for origination fees, which consisted of the “original issue discount” of $10,000 and $5,000 as a structuring fee. On December 23, 2020, the Company converted $100,000 of the principal of, and $12,274 of accrued interest on, the First 2020 Debenture into 8,255,438 shares of the Company’s common stock. On January 25, 2021, the Company converted $150,000 of the principal of, and $1,118 of accrued interest on, the First 2020 Debenture into 7,094,732 shares of the Company’s common stock, see Note 12, Equity Transactions. At June 30, 2021, no balance remains on the principal balance of the First 2020 Debenture.

Pursuant to the 2020 SPA, the purchase price for the Second 2020 Debenture was $250,000, less $10,000 for origination fees, which consisted of the “original issue discount” of $10,000 fee. On January 25, 2021, the Company converted $100,000 of the principal of, and $10,410 of accrued interest on, the Second 2020 Debenture into 5,183,613 shares of the Company’s common stock. On February 19, 2021, the Company converted $150,000 of the principal of, and $855 of accrued interest on, the Second 2020 Debenture into 7,252,634 shares of the Company’s common stock see Note 12, Equity Transactions. At June 30, 2021, no balance remains on the principal balance of the First 2020 Debenture.

Pursuant to the 2020 SPA, the purchase price for the Third 2020 Debenture was $500,000, less $10,000 for origination fees, which consisted of the “original issue discount” of $10,000 fee. On January 12, 2021, the Company converted $200,000 of the principal of, and $1,425 of accrued interest on, the First 2020 Debenture into 10,887,819 shares of the Company’s common stock, see Note 12, Equity Transactions. On May 5, 2021, the Company converted $300,000 of the principal of, and $7,496 of accrued interest on, the First 2020 Debenture into issued an aggregate of 14,436,426 shares of common stock, see Note 12, Equity Transactions. At June 30, 2021, no balance remains on the principal balance of the Third 2020 Debenture.

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

At June 30, 2021, the principal balance of the First 2021 Debenture is $900,000.

On May 5, 2021, the Company and YA II PN, LTD entered into a Limited Amendment Agreement dated as of May 5, 2021, by and between Kona Gold Beverage, Inc., a Delaware corporation (the “Company”), and YA II PN, LTD., a Cayman Islands exempt company (“Investor”). The Company and the Investor agree to a partial Second Closing, whereby the Investor will purchase a portion of the intended Second Convertible Debenture (the “Partial Second Convertible Debenture”) in the face amount of $200,000 for a purchase price of $192,000 (the “Partial Second Convertible Debenture Purchase Price”) within 1 business day following the date hereof. The Investor and the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), Registration Rights Agreement (the “Registration Rights Agreement”) and related Transaction Documents (as this term is defined in the Securities Purchase Agreement) dated February 10, 2021, the date thereof, pursuant to which the Investor agreed to purchase secured Convertible Debentures (individually referred to as the “First Convertible Debenture” and the “Second Convertible Debenture”) upon various conditions precedent as articulated in Section 8(a) and (b) of the Securities Purchase Agreement and in the Transaction Documents, see above Note 9 – Securities Purchase Agreement, Derivative Liabilities, And Warrant.

Pursuant to the 2021 SPA, the purchase price for the Second 2021 Debenture was $600,000, less $200,000 for the “Partial Second Convertible Debenture”, dated May 5, 2021, less for origination fees, which consisted of the “original issue discount” of $16,000. On June 9, 2021, the Company converted $200,000 of the principal of, and $1,578 of accrued interest on the Second 2021 Debenture into 6,719,269 shares of the Company’s common stock see Note 11, equity transactions. At June 30, 2021, the principal balance of the Second 2021 Debenture is $400,000.

Derivative Liability

The 2020 Debentures and the 2021 Debentures have been accounted for utilizing ASC 815. The Company has incurred a liability for the estimated fair value of the First 2020 Debenture. The estimated fair value of the 2020 Debentures and the 2021 Debentures have been calculated using the Black-Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance, with the valuation offset against additional paid in capital, and at each reporting date, with changes in fair value recorded as gains or losses on revaluation in other income (expense). The Company identified embedded features in the 2020 Debentures and the 2021 Debentures, which caused the 2020 Debentures and the 2021 Debentures to be classified as a liability. These embedded features included the right for the holder to request for the Company to settle the amounts owed pursuant to the 2020 Debentures and the 2021 Debentures to the holder by paying an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of the 2020 Debentures and the 2021 Debentures on the date of the consummation of a fundamental transaction. The accounting treatment of derivative financial instruments requires that the Company treat the whole instrument as liability and record the fair value of the instrument as a derivative as of the inception date of the instrument and to adjust the fair value of the instrument as of each subsequent balance sheet date.

The derivative liabilities were valued using Black-Scholes pricing model with the following average assumptions:

June 30, 2021
Stock Price	$0.0232
Exercise Price	$0.0204
Expected Life	1
Volatility	81.9%
Dividend Yield	0%
Risk-Free Interest Rate	0.08%

Fair Value	$485,521

The following table summarizes the changes in the Company’s assets and liabilities measured at fair value as of June 30, 2021:

	June 30, 2021	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Convertible promissory notes with embedded conversion option	$485,521		$485,521
Total	$485,521		$485,521

The following table sets forth a summary of change in fair value of the Company’s derivative liabilities for the year ended June 30, 2021:

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair value, January 1, 2020	$—
Change in fair value of embedded conversion features of debenture included in earnings	—
Embedded conversion option liability recorded in connection with the issuance of 2020 debenture	148,628
Fair value, June 30, 2020	$148,628
Change in fair value of embedded conversion features of debenture included in earnings	(39,725)
Embedded conversion option liability recorded in connection with the issuance of 2020 debentures	108,903
Fair value, September 30, 2020	$217,806
Change in fair value of embedded conversion features of debenture included in earnings	(69,051)
Embedded conversion option liability recorded in connection with the issuance of 2020 debentures	212,397
Fair value, December 31, 2020	$361,152
Change in fair value of embedded conversion features of debenture included in earnings	(202,443
Embedded conversion option liability recorded in connection with the issuance of 2021 debentures	468,309
Fair value, March 31, 2021	$627,018
Change in fair value of embedded conversion features of debenture included in earnings	(307,585)
Embedded conversion option liability recorded in connection with the issuance of 2021 debentures	166,088
Fair value, June 30, 2021	$485,521

Warrant

The Company also granted the 2020 Warrant and the 2021 Warrant to purchase up to an aggregate of 20 million shares and 50 million shares of Common Stock, respectively. Each of the 2020 Warrant and the 2021 Warrant has a three-year term. The 2020 Warrant is immediately exercisable at an exercise price of $0.05 per share, subject to adjustment. The 2021 Warrant is immediately exercisable at an exercise price of $0.03 per share, subject to adjustment.  If the Company fails to maintain an effective registration statement with the SEC covering the resale of the 2020 Warrant Shares and the 2021 Warrant Shares, or if an Event of Default (as defined below) has occurred and is continuing, then the holder may exercise, respectively, the 2020 Warrant and the 2021 Warrant on a “cashless” basis. “Event of Default” means an event of default under the 2020 SPA and the 2021 SPA or the 2020 Debentures and the 2021 Debentures, respectively.

The 2020 Warrant and the 2021 Warrant, respectively, each contains an adjustment provision that, subject to certain exceptions, reduces the exercise price if the Company issues shares of our Common Stock or common stock equivalents at a price lower than the then-current exercise price of the 2020 Warrant and the 2021 Warrant, respectively. Any stock splits, reverse stock splits, recapitalizations, mergers, combinations and asset sales, stock dividends, and similar events will also result in an adjustment of the exercise price of the 2020 Warrant and the 2021 Warrant, respectively.

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

During the year ended December 31, 2020, the Company granted the 2020 Warrant that was immediately exercisable for up to 20,000,000 shares of Common Stock. During the six months ended June 30, 2021, the Company granted the 2021 Warrant that was immediately exercisable for up to 50,000,000 shares of Common Stock. The 2020 Warrant and the 2021 Warrant, respectively, was fully expensed as an interest expense related to the 2020 Warrant and the 2021 Warrant issued in connection with the consummation of the transactions contemplated by the 2020 SPA and 2021 SPA, respectively, and no liability was recorded as of June 30, 2021 and December 31, 2020, respectively.

NOTE 11 – PAYCHECK PROTECTION PROGRAM LOAN

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

On April 27, 2021, the Paycheck Protection Promissory Note, dated May 4, 2020, in the original principal amount of $95,161 (the “PPP Loan”) with Wells Fargo Bank, N.A was forgiven for the full amount. The PPP Loan was made under, and is subject to, the terms and conditions of the Paycheck Protection Program (the “PPP”), which was established as part of the Coronavirus Aid, Relief and Economic Security Act the (“CARES Act”) and is administered by the U.S. Small Business Administration.

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

NOTE 12 – EQUITY TRANSACTIONS

Preferred Stock

The Company’s issued and outstanding preferred stock, par value $0.00001 per share, at June 30, 2021 and December 31, 2020 was 988,140, respectively. The Board, without further stockholder approval, may issue preferred stock in one or more series from time to time and fix or alter the designations, relative rights, priorities, preferences, qualifications, limitations and restrictions of the shares of each series.

Series A Preferred Stock

The Company had authorized 4,000,000 shares of Series A Preferred Stock, par value of $0.00001 per share (the “Series A Preferred Stock”), of which no shares were authorized, issued or outstanding at June 30, 2021 and December 31, 2020 and 4,000,000 shares were authorized, issued and outstanding at June 30, 2021 and December 31, 2020. Each share of Series A Preferred Stock, when outstanding, could have been converted into one share of the Common Stock.

Series B Preferred Stock

The Company had authorized 1,200,000 shares of Series B Preferred Stock, par value of $0.00001 per share (the “Series B Preferred Stock”), of which 488,000 were issued and outstanding at June 30, 2021 and December 31, 2020, respectively. Each share of Series B Preferred Stock may be converted into one share of the Common Stock.

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

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and December 31, 2020, the Company had authorized 250 shares, respectively, of Series C Preferred Stock of which 140, respectively, were issued and outstanding at June 30, 2021 and December 31, 2020, respectively. At such dates, each share of the Series C Preferred Stock was convertible into one and 1,000 shares, respectively of the Common Stock.

Series D Preferred Stock

The Company had authorized 500,000 shares of Series D Preferred Stock, par value of $0.00001 per share (the “Series D Preferred Stock”), of which 500,000 shares were issued and outstanding at June 30, 2021 and December 31, 2020, respectively. Each share of the Series D Preferred Stock may be converted into 1,000 shares of Common Stock.

Common Stock

The Company had authorized 2,500,000,000 shares of the Common Stock, of which 850,772,637 shares were issued and outstanding at June 30, 2021 and 786,308,041 were issued and outstanding at December 31, 2020.

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

Pursuant to the Agreement and Plan of Merger with S and S, the Company issued 9,000,000 shares of its common stock to the five S and S Legacy Shareholders as follows: 6,300,000 shares to K & L Beverage; 1,980,000 shares to William J. Stineman; 360,000 shares to William F. Stineman; 270,000 shares to Gary Kramer; and 90,000 shares to Steven Sirus. The per-share fair market value of the common stock was $0.0301, based on the closing price of the Company’s common stock, as reported by OTC Markets Group Inc. on February 5, 2021, the date on which the Company filed its Current Report on Form 8-K disclosing the acquisition.

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

On June 9, 2021, the Company issued an aggregate of 6,719,269 shares of Common Stock upon the conversion of $200,000 of the principal of, and $1,578 of accrued interest on, the Second 2021 Debenture. At the time of conversion, the VWAP during the previous 15 trading days was $0.0237. The Second 2021 Debenture was converted at the conversion price of $0.030, which was the lower of the 2021 Fixed Conversion Price and the 2021 Market Conversion Price.

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For other equity issuances during the six months ended June 30, 2021 and the year ended December 31, 2020, please see Note 13, Employees, and Note 14, Sponsorships.

NOTE 13 – EMPLOYEES

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

NOTE 14 – SPONSORSHIPS

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. The following represents the Company’s commitments and contingencies as of December 31, 2020:

Operating Lease – The Company currently leases approximately 4,500 square feet of corporate office and warehouse space located at 746 North Drive, Suite A, Melbourne, Florida 32934. The lease is for a five-year term, and expires on May 31, 2023. The initial monthly base rent was approximately $3,994, plus state taxes. The monthly base rent increases annually by three percent, beginning on June 1, 2019 and each June 1st thereafter. During the lease year that commenced on June 1, 2020, the Company’s monthly base rent will be $4,114. For the three and six months ended June 30, 2021, the Company recognized operating lease expense of $13,673 and $22,699, respectively, which is included in in selling, general and administrative expenses in the accompanying Consolidated Statements of Loss.

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – LEASE LIABILITIES

The Company reported the following operating lease liabilities  as of June 30, 2021:

A.	Right-of-Use Operating Lease – On May 22, 2019, Gold Leaf entered into a lease agreement for 30,000 square feet of office and warehouse space in Greer County, South Carolina. The agreement includes monthly payments of $13,429, and included a $6,500 deposit. For the three and six months June 30, 2021, the Company recognized right-of-use operating lease expense of $40,287 and $67,145, respectively, which is included in in selling, general and administrative expenses in the accompanying Consolidated Statements of Loss.

B.	On March 17, 2020, Kona entered into a lease agreement for equipment. The agreement includes monthly payments of $676. For the three and six months June 30, 2021, the Company recognized right-of-use operating lease expense of $1,866 and $3,726, respectively, which is included in in selling, general and administrative expenses in the accompanying Consolidated Statements of Loss.

Amounts recognized as right-of-use assets, net related to operating leases are included in noncurrent assets in the accompanying Consolidated Balance Sheet, while related lease liabilities are included in current portion of long-term debt and long-term debt. At June 30, 2021 and December 31, 2020, the right-of-use asset and lease liability related to the operating leases were as follows:

	June 30, 2021	December 31, 2020
Right-of-use asset	$1,072,094	$1,072,094
Amortization of right-of-use asset	(233,362)	(159,101)
Right-of-use asset, net	$838,732	$912,993

Operating lease liability
Current portion of long-term lease	$75,144	$149,407
Long-term lease	763,588	763,586
Total operating lease liability	$838,732	$912,993

The future payments due under operating leases is as follows:

Fiscal year ending:
December 31, 2021 (6 months remaining)	75,144
December 31, 2022	154,416
December 31, 2023	160,631
December 31, 2024	167,587
December 31, 2025	167,537
2026 and thereafter	113,417
Operating Leases, Future Minimum Payments Due	$838,732

NOTE 17 – REVENUE

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

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables presents our net revenues, by revenue source, and the period-over-period percentage change, for the period presented:

	Three Months Ended June 30,
	2020	2021
Revenue Source	Revenue	Revenue	% Change

Distributors	$98,249	$414,937	322%
Amazon	46,078	39,256	(15)%
Online Sales	15,663	21,843	39%
Gold Leaf Distribution	68,436	328,848	381%
Shipping	5,218	5,725	10%
Sales Returns and Allowances	(6,600)	(19,800)	200%
Net Revenues	$227,044	$790,809	248%

	Six Months Ended June 30,
	2020	2021
Revenue Source	Revenue	Revenue	% Change

Distributors	$235,198	$672,873	186%
Amazon	60,479	77,759	29%
Online Sales	26,687	40,047	50%
Gold Leaf Distribution	123,138	509,130	313%
Shipping	10,225	10,588	(4)%
Sales Returns and Allowances	(13,400)	(57,417)	328%
Net Revenues	$442,327	$1,252,980	183%

The following tables presents our net revenues, by revenue source, as a percentage of total net revenues for the periods presented:

	Three Months Ended June 30,
Revenues	2020	2021
Distributors and Resellers	43%	5%
Amazon	20%	5%
Online Sales	7%	3%
Gold Leaf Distribution	30%	42%
Shipping	2%	1%
Sales Returns, and Allowances	(3)%	(3)%

	Six Months Ended June 30,
Revenues	2020	2021
Distributors and Resellers	53%	54%
Amazon	14%	6%
Online Sales	6%	3%
Gold Leaf Distribution	28%	41%
Shipping	2%	1%
Sales Returns, and Allowances	(3)%	(5)%

NOTE 18 – SEGMENTS

The Company has two reportable segments:

●	Beverages. Includes four types of beverage products: (i) hemp-infused energy drinks, (ii) CBD-infused energy water, (iii) CBD-infused high-alkaline water, and (iv) lemonade beverages, as well as apparel with the Kona Gold logo. The Beverages Segment includes all of Kona’s and HighDrate’s operations. The Company considers this a single operating segment for purposes of presenting financial information and evaluating performance. As such, the accompanying Consolidated Financial Statements present financial information in a format that is consistent with the internal financial information used by management. We do not accumulate revenues by product classification and, therefore, it is impractical to present such information.
●	Distribution. Includes the distribution of premium beverages and snacks in key markets. These markets include over 300 accounts in grocery stores, convenience stores, smoke shops, vape shops, and specialty stores located in Florida and South Carolina. In addition to distributing the Company’s own beverage products, the Company also distributes other products, including alkaline waters, beverages for kids, energy drinks, fruit flavored sodas, low-carb lemonade, healthy aloe juice drinks, and CBD-infused jellybeans, all of which complement the Company’s current product offerings. The Distribution Segment includes all of Gold Leaf’s operations.

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Amounts that do not relate to a reportable segment have been allocated to “Corporate and Eliminations.”

The following tables present information about our reportable segments.

	June 30, 2021	December 31, 2020
CURRENT ASSETS:
Beverages Segment	$1,326,832	$824,835
Distribution Segment	(175,370)	(146,894)
Corporate and eliminations	62,859	105,671
Total Current Assets	$1,214,321	$783,612

NON-CURRENT ASSETS:
Beverages Segment	$2,276,364	$1,063,074
Distribution Segment	86,836	85,546
Corporate and eliminations	8,678	8,233
Total Non-Current Assets	$2,371,878	$1,156,853

CURRENT LIABILITIES:
Beverages Segment	$2,707,020	$1,879,305
Distribution Segment	87,482	72,576
Corporate and eliminations	1,948,636	1,424,367
Total Current Liabilities	$4,743,138	$3,376,248

NON-CURRENT LIABILITIES:
Beverages Segment	$2,633,966	$2,616,018
Distribution Segment	199,730	192,350
Corporate and eliminations	—	—
Total Non-Current Liabilities	$2,833,696	$2,808,368

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
REVENUES, NET OF SALES, RETURNS, AND ALLOWANCES:
Beverages Segment	$187,171	$500,156	$367,099	$810,082
Distribution Segment	65,326	328,848	120,162	509,130
Corporate and Eliminations	(25,453)	(38,195)	(44,934)	(66,232)
Total Revenues, Net of Sales, Returns, and Allowances	$227,044	$790,809	$442,327	$1,252,980

COST OF REVENUES:
Beverages Segment	$118,807	470,069	256,870	663,438
Distribution Segment	49,115	234,995	89,726	363,690
Corporate and Eliminations	(12,228)	(18,358)	(31,709)	(26,557)
Total Cost of Revenues	$155,694	$686,706	$314,887	$1,000,571

OPERATING EXPENSES:
Beverages Segment	$507,957	$362,251	$1,043,180	$779,500
Distribution Segment	90,013	110,074	128,161	200,662
Corporate and Eliminations	94,586	171,727	168,428	232,670
Total Operating Expenses	$692,556	$644,052	$1,339,769	$1,212,732

OTHER INCOME / (EXPENSE):
Beverages Segment	$(5,626)	$65,417	$(9,433)	$46,929
Distribution Segment	5,105	7,210	5,105	5,749
Corporate and Eliminations	(445,193)	94,108	(445,193)	(1,285,294)
Total Other Income / (Expense)	$(445,714)	$166,735	$(449,521)	$(1,232,616)

NET LOSS:
Beverages Segment	$(445,219)	$(266,747)	$(942,384)	$(585,827)
Distribution Segment	(68,697)	(9,011)	(92,620)	(49,473)
Corporate and Eliminations	(553,004)	(97,456)	(626,846)	(1,557,639)
Total Net Loss	$(1,066,920)	$(373,214)	$(1,661,850)	$(2,192,939)

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – ACQUISITION OF S AND S BEVERAGE, INC.

On January 21, 2021, the Company entered into an Agreement and Plan of Merger with S and S and its shareholders and acquired all of the capital stock of S and S. To consummate the Acquisition, a Certificate of Merger with the Wisconsin Department of Financial Institutions (the “Merger Certificate”) on February 1, 2021. On January 22, 2021, (i) Kona Gold, (ii) KGS Temporary Company, Inc. (Kona Gold Beverage, Inc. “Acquisition Subsidiary”), (iii) S and S, (iv) William J. Stineman and K&L Beverage, LLC, a Wisconsin limited liability company (as the indemnifying S and S shareholders), and (v) Mr. Stineman (as representative of the S and S Shareholders) entered into the Agreement and Plan of Merger (the “Merger Agreement”). S and S merged with and into our Acquisition Subsidiary; S and S was the surviving entity and became our wholly-owned subsidiary of Kona Gold Beverage, Inc.

Pursuant to the Merger Agreement, and subject to the terms and conditions contained therein, we acquired all of the shares of capital stock of S and S from the five S and S Legacy Shareholders. In consideration thereof, we issued to them an aggregate of nine million restricted shares of Kona Gold Beverage, Inc.’s common stock (the “Acquisition Stock”) on a pro rata basis. Kona Gold Beverage, Inc. did not grant them any registration rights in respect of the shares of Acquisition Stock. We also agreed to pay an aggregate of $1,050,000 (the “Aggregate Acquisition Payments”), the majority of which is allocated to certain creditors of S and S (including one of the S and S Legacy Shareholders) and approximately $89,000 of which (the “Remaining Acquisition Payments”) is allocated to the five S and S Legacy Shareholders on a pro rata basis. $400,000 of the Aggregate Acquisition Payments are scheduled to be paid in the next two weeks. The balance of the Aggregate Acquisition Payments, including the Remaining Acquisition Payments, are scheduled to be paid in monthly installments, in arrears on the tenth calendar day of each month, commencing on March 10, 2021, at a rate equivalent to $2.00 per case of Lemin Superior Lemonade (the product line of S and S) that we sell until the Aggregate Acquisition Payments have been paid in full. In addition to the Aggregate Acquisition Payments, we also assumed and agreed to pay certain other liabilities of S and S as set forth in the Merger Agreement.

The following is a balance sheet comparison of S and S as of January 21, 2021:

Balance Sheet	Book Value	Fair Value
Accounts receivable, net of allowance of $24,280	$9,437	$33,717
Inventory	240,797	249,648
Property, plant and equipment, net (Website Development)	12,201	12,201
Total Assets	$262,435	$295,566
Accounts payable and accrued liabilities	$55,553	$ 956
Outstanding checks	23,058	—
Interest payable	11,915	—
Due to customers	19,667	—
Current note payable - related party	811,761	1,050,000.00
Common Stock, $30.05 par value, 10,000 shares issued and outstanding, respectively	300,500
Additional paid-in-capital	437,701
Accumulated deficit	(1,397,720)
Total liabilities and stockholders’ deficit	$262,435

The following are the accounts included in the Company’s accompanying balance sheet dated June 30, 2021 as a result of the S and S transaction:

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

NOTE 20 – GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying Consolidated Financial Statements, during the three months ending June 30, 2021, the Company incurred a net loss of $373,214, and during the six months ending June 30, 2021, incurred a net loss of $2,192,939, used cash in operations of $875,555 and had a stockholders’ deficit of $3,990,635 as of June 30, 2021. In the year ending December 31, 2020, the Company incurred a net loss of $3,125,595, used cash in operations of $1,370,123 and had a stockholders’ deficit of $4,244,153 as of December 31, 2020.

The Company attributes this increase to losses incurred from corporate related expenses during the six months ending June 30, 2021. During the first quarter of fiscal 2021, the Company signed a Securities Purchase Agreement, whereas, the Company incurred interest expense to warrants on a convertible note and a loss on the derivatives, which were integral to the growth of the Company. During the second quarter, the Company attributes the increase to costs related to our Beverage Segment of selling, general and administrative expenses, specifically salaries, which are integral to the success of the Company. The Company continued to be impacted by the COVID-19 pandemic during the second quarter of the 2021 fiscal year as the Company continues its efforts to sign more favorable agreements with larger, reputable tier 1 and mid-size distributors and grocery chains. These contracts saw unforeseen delays and were additionally impacted by the COVID-19 pandemic during the 2020 fiscal year. COVID-19 delayed the Company’s launch of a variety of new products during most of the 2020 fiscal year – drinks and non-drink line broadening items. COVID-19 continues to impact the Company in fiscal year 2021 with logistical delays in delivery of our products to customers. In addition, the Company has experienced delays in obtaining product related to logistical delays. Despite the increase in losses and impacts from COVID-19, the Company realized an increase in sales in the first two quarters of fiscal 2021 over the previous first two quarters of fiscal 2020. The Company attributes this to the acquisition of S and S, which has added to the Company’s portfolio. In addition, the Company has signed more favorable agreements with larger, reputable tier 1 and mid-size distributors and grocery chains that resulted in unforeseen delays and had been impacted by the COVID-19 pandemic. We expect that revenue will increase during the balance of fiscal 2021 as distribution related to our current distributors that had been affected by COVID-19, but have resumed more normal distribution, are seeing fewer forward-looking impacts from the COVID-19 pandemic. The Company expects that it will continue to enter additional, larger, more favorable agreements with larger, tier 1 and mid-size distributors in our Beverage Segment during the balance of fiscal 2021.

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

NOTE 21 – CONCENTRATIONS

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

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the accompanying Consolidated Balance Sheet as of June 30, 2021, the Company’s net accounts receivable were $333,442, representing total accounts receivable of approximately $413,392, less sales returns and allowance of approximately $57,417, less doubtful accounts of approximately $9,478, and less intercompany transactions of approximately $13,055. In the accompanying Consolidated Balance Sheet as of December 31, 2020, the Company’s net accounts receivable were $(10,508), representing total accounts receivable of approximately $22,166 less sales returns and allowance of approximately $28,707 and less doubtful accounts of approximately $3,967. The breakdown of the Company’s accounts receivable is as follows:

	June 30, 2021	December 31, 2020
Total Accounts Receivable	$413,472	$22,166
Less: Sales Returns and Allowances	57,417	28,707
Less: Doubtful Accounts	9,478	3,967
Less: Intercompany Transactions	13,055	—
Accounts Receivable, net	$333,522	$(10,508)

The Company determined that two customers accounted for approximately 69% (or approximately 58% and 11%), or an aggregate of $284,045, of the outstanding total accounts receivable of $413,472 as of June 30, 2021. The Company determined that four customers accounted for approximately 76% (or approximately 26%, 22%, 14% and 14%), or an aggregate of $16,904, of the outstanding total accounts receivable of $22,166 as of December 31, 2020.

In the accompanying Consolidated Statements of Loss for the three months ended June 30, 2021, one customer represented 30% of the Company’s total net revenue of $790,809 for the three months ended June 30, 2021. In the accompanying Consolidated Statements of Loss for the three months ended June 30, 2020, no one customer represented 10% of the Company’s total net revenue of $277,044 for the three months ended June 30, 2020. In the accompanying Consolidated Statements of Loss for the six months ended June 30, 2021, one customer represented 19% of the Company’s total net revenue of $1,252,980 for the six months ended June 30, 2021. In the accompanying Consolidated Statements of Loss for the six months ended June 30, 2020, no one customer represented 10% or more of the Company’s total net revenue of $442,327 for the six months ended June 30, 2020.

The raw materials used in the production of the Company’s products are obtained by the Company’s co-packers and consist primarily of materials such as the flavors, caffeine, sugars or sucralose, taurine, vitamins, CBD, and hemp seed protein contained in its beverages, the bottles and cans in which its beverages are packaged, and the labeling on the outside of its beverages. These principal raw materials are subject to price and availability fluctuations. The Company currently relies on a few key co-packers, which in turn rely on a few key suppliers. The Company continually endeavors to have back-up co-packers, which co-packers would in turn depend on their third-party suppliers to supply certain of the flavors and concentrates that are used in the Company’s beverages. The Company is also dependent on these co-packers to negotiate arrangements with their existing suppliers that would enable the Company to obtain access to certain of such concentrates or flavor formulas under certain extraordinary circumstances. Additionally, in a limited number of cases, the Company’s co-packers may have contractual restrictions with their suppliers or the Company’s co-packers may need to obtain regulatory approvals and licenses that may limit the co-packers’ ability to enter into agreements with alternative suppliers. Contractual restrictions in the agreements the Company has with certain distributors may also limit the Company’s ability to enter into agreements with alternative distributors. The Company believes that a satisfactory supply of co-packers will continue to be available at competitive prices, although there can be no assurance in this regard. With respect to Gold Leaf’s operations, the Company continually endeavors to contract with additional beverage vendors to ensure the Company has adequate inventory. The Company believes that a satisfactory supply of vendors will continue to be available at competitive prices, although there can be no assurance in this regard.

The Company had certain vendors that individually represented 10% or more of the Company’s inventory purchases. For the three months ended June 30, 2021, the Company purchased 48% of its inventory from two vendors. Of these vendors, $47,334 is due to these vendors as of the balance sheet dated June 30, 2021. For the year ended December 31, 2020, the Company did not purchase in excess of 10% of its inventory from any single vendor.

NOTE 22 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 13, 2021, the date that the June 30, 2021 Consolidated Financial Statements were issued, and has determined the following events have occurred that would warrant additional disclosure:

(1)	On June 9, 2021, the Company issued an aggregate of 9,616,095 shares of Common Stock upon the conversion of $150,000 of the principal of, and $3,858 of accrued interest on, the Second 2021 Debenture. At the time of conversion, the VWAP during the previous 15 trading days was $0.0200. The Second 2021 Debenture was converted at the conversion price of $0.0160, which was the lower of the 2021 Fixed Conversion Price and the 2021 Market Conversion Price.

(2)	The Company issued 3,000,000 shares of Common Stock on July 30, 2020 to William J Stineman pursuant to that certain Employment Agreement dated December 15, 2020, by and between Mr. Stineman and the Company. At the date of issuance, the per-share fair market value of the shares was $0.018 based on the closing price of the Common Stock as reported by the OTCM on the date of issuance, for a total value of $54,000.

(3)	The Company issued 100,000 shares of Common Stock on July 30, 2020 to John Torrence pursuant to performance award by and between Mr. Torrence and the Company. At the date of issuance, the per-share fair market value of the shares was $0.018 based on the closing price of the Common Stock as reported by the OTCM on the date of issuance, for a total value of $1,800.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months and six months ended June 30, 2021, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the Unaudited consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Form 10-K”).

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

In addition, the foregoing factors may generally affect our business, results of operations and financial position. Forward-looking statements speak only as of the date the statements were made. We do not undertake and specifically decline any obligation to update any forward-looking statements. Any information contained on our websites www.konagoldbeverage.com, www.konagoldhemp.com, www.highdrateme.com, www.drinklemin.com www.goldleafdist.com or any other websites referenced in this Quarterly Report are not part of this Quarterly Report.

The following discussion and analysis of the results of operations and financial condition for the three and six months ended June 30, 2021 and June 30, 2020 should be read in conjunction with the financial statements and related notes and the other financial information that are included. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Special Note Regarding Forward-Looking Statements,” and “Business” sections in our most recent Annual Report on form 10-K. We use words   such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this and other filings with the SEC, reports to our stockholders, and news releases. All statements that express expectations, estimates, forecasts, or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements.

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

Results of Operations . . . .

Overview

Our business has grown rapidly since inception, and we anticipate that our business will continue to grow; however, in the year ended December 31, 2020, the Company saw unforeseen delays in signing more favorable agreements with larger, reputable tier 1 and mid-size distributors and grocery chains and we were additionally impacted by the COVID-19 pandemic during the fiscal year.  In the six months ending June 30, 2021, the Company has seen an increase in net revenue of 248% over the same period ending June 30, 2020. The COVID-19 delayed the Company’s launch of a variety of new products during most of the 2020 fiscal year – drinks and non-drink line broadening items. Our Beverages Segment has three main revenue streams: product sales from online consumers, product sales through resellers, and product sales from distributors. Product sales include sales of our energy drinks, HighDrate CBD-infused energy waters, and apparel such as t-shirts and hats. In early 2019, we expanded our operations with the creation of a distribution center, which now functions as our Distribution Segment. Our Distribution Segment has one main revenue stream: product sales to convenience stores, grocery stores, or smoke and gift shops, which complement our current product offering. Product sales include sales of our beverages, as well as beverages and snacks purchased for resale from several other beverage producers.

We have experienced and expect to continue to experience substantial growth in our operations as we seek to expand with additional products and acquisitions that complement our current product offerings. We are now experiencing the initial expected increase in revenue in fiscal 2021, as distribution related to our current distributors that had been affected by COVID-19, but have resumed more normal distribution, are seeing fewer forward-looking impacts from the COVID-19 pandemic. Nevertheless, COVID-19 continues to impact the Company in fiscal 2021 with certain logistical delays in the delivery of our products to customers. In addition, the Company has experienced delays in obtaining product related to logistical delays.   Despite the impact from COVID-19 on our revenues in fiscal 2020, but cognizant of the apparent turn-around in revenues for the first quarter of fiscal 2021, we have already entered, and anticipate that we will continue to enter, larger, more favorable agreements with larger, tier 1 and mid-size distributors and grocery chains in our Beverage Segment during fiscal 2021. The following is a more detailed discussion of our financial condition and results of operations for the period presented.

Three Months Ended June 30, 2021 compared to the Three Months Ended June 30, 2020

Overview

As reflected in the accompanying financial statements, during the three months ended June 30, 2021, we incurred a net loss of approximately $373,200, compared to a net loss of approximately $1.1 million for the three months ended June 30, 2020. As of June 30, 2021, we had a total stockholders’ deficit of approximately $4.0 million, an approximate $220 thousand improvement since December 31, 2020.

The following is a more detailed discussion of our financial condition and results of operations for the period presented, along with the prior period.

Revenue

The following table presents our net revenue, by revenue source, and the period-over-period percentage change, for the periods presented:

	Three Months Ended June 30,
	2020	2021
Revenue Source	Revenue	Revenue	% Change

Distributors	$98,249	$414,937	322%
Amazon	46,078	39,256	(15)%
Online Sales	15,663	21,843	39%
Gold Leaf Distribution	68,436	328,848	381%
Shipping	5,218	5,725	10%
Sales Returns and Allowances	(6,600)	(19,800)	200%
Net Revenues	$227,044	$790,809	248%

The following table presents our net revenue, by revenue source, as a percentage of total net revenues for the periods presented:

	Three Months Ended June 30,
Revenues	2020	2021
Distributors and Resellers	43%	52%
Amazon	20%	5%
Online Sales	7%	3%
Gold Leaf Distribution	30%	42%
Shipping	2%	1%
Sales Returns, and Allowances	(3)%	(3)%

During the three months ended June 30, 2021, we reported net revenue of approximately $790,800, which is an increase of approximately $563,800, or approximately 248%, compared to net revenues of approximately $227,000 for the three months ended June 30, 2020. An increase of approximately $303,400  was attributed to our Beverages Segment, while our Distribution Segment reported an increase in net revenue of approximately $260,400. We attribute this increase in sales to our entering larger, more favorable agreements with larger, reputable tier 1 and mid-size distributors and grocery chains. These contracts saw unforeseen delays and were additionally impacted by the COVID-19 pandemic during the 2020 fiscal year. The COVID-19 pandemic delayed our launch of a variety of new products during most of the 2020 fiscal year – drinks and non-drink line broadening items. We also attribute this increase to the acquisition of a beverage company in the first quarter of fiscal 2021 that broadened our drink product line in our Beverage Segment. In addition, we have continued to add drink and non-drink line broadening products to our Distribution Segment. We expect that revenue will continue to increase during the balance of fiscal 2021, as distribution related to our current distributors that had been affected by COVID-19, but have resumed more normal distribution, are seeing fewer forward-looking impacts from the COVID-19 pandemic. We anticipate that we will continue to enter additional larger, more favorable agreements with larger, tier 1 and mid-size distributors in our Beverage Segment during the balance of fiscal 2021   .

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

During the three months ended June 30, 2021, we reported cost of revenues of approximately $686,700, which is an increase of approximately $531,000, or approximately 341%, compared to approximately $155,700 for the three months ended June 30, 2020. This increase is attributed to an increase in sales in both our Beverages Segment and Distribution Segment in the second quarter of fiscal 2021, compared to the prior year’s period. The cost of sales increase exceeded the increase in sales, primarily due to (i) increased costs of ingredients for our products in our Beverage Segment, (ii) increased costs of production for our products in our Beverage Segment, and (iii) increased costs of shipping our product in our Beverage Segment . The Company is currently seeking alternatives to our production in an effort to reduce the cost of sales in the remaining 2021 fiscal year. In addition, the Company will continue to seek additional funding that will allow us to reduce the costs of productions for our production through more efficient production methods.

Selling, General and Administrative Expenses

SG&A expenses consist primarily of professional fees, salaries and wages, advertising, rent, travel expenses, sponsorships, and general office and administrative expenses related to maintaining our facilities.

SG&A expenses were approximately $644,100 for the three months ended June 30, 2021, compared to approximately $692,600 in the three months ended June 30, 2020, a decrease of approximately $48,500, or approximately 7%.  The decrease in SG&A expenses was primarily due to a decrease in salaries and wages of 29% attributed to our Beverages Segment and a decrease in vehicle expense of 52% attributed to our Distribution Segment. This decrease was offset by an increase in legal and accounting fees of 82% attributed to our corporate related activities; a significant increase in bad debt of 764% attributed to our Beverages Segment; an increase of 34% in rent expense attributed to both our Beverages Segment and our Distribution Segment; an increase to our advertising and promotion expenses of 331% attributed to our Beverage Segment; and a 54% increase in OTCM fees attributed to corporate-related expenses.

Salaries and wages were approximately $281,600 in the three months ended June 30, 2021, compared to approximately $445,400 for the three months ended June 30, 2020, a decrease of approximately $163,800, which was attributed to our Beverage Segment. This decrease was the result of issuance of shares of the Company’s common stock made in the prior year to employees pursuant to their agreements, which issuances were not duplicated in the current year. Vehicle expense was approximately $14,500 in the three months ended June 30, 2021, compared to approximately $30,700 for the three months ended June 30, 2020, a decrease of approximately $16,200, which was attributed to our Distribution Segment. This decrease was the result of repairs made to our delivery vehicles   . Legal and accounting fees were approximately $150,200 for the three months ended June 30, 2021, an increase of approximately $67,800, which was attributed to our corporate related activities. This increase was the result of audit related and legal expenses related to our securities filings in the current year. Bad debt was approximately $23,300 in the three months ended June 30, 2021, compared to approximately $2,700 for the three months ended June 30, 2020, an increase of approximately $20,600, which was attributed to our Beverages Segment. This decrease was the result of uncollectible accounts from accounts associated with our acquisition of a beverage company. Rent expenses were approximately $56,113 for the three months ended June 30, 2021, compared to approximately $41,800 for the three months ended Jun e 30, 2020, an increase of approximately $12,300. This increase was attributed to both our Beverages Segment and our Distribution Segment and the result of our moving to a larger warehouse facility that was necessary due to our anticipated growth  . Advertising and promotion expenses were approximately $13,500 for the three months ended June 30, 2021, compared to approximately $3,100 for the three months ended June 30, 2020, an increase of approximately $10,400. This increase was attributed to our Beverages Segment and the result of additional promotion activities in support of our newly acquired beverage company. OTCM fees attributed to corporate-related expenses were approximately $30,800 for the three months ended June 30, 2021, compared to approximately $20,000 for the three months ended June 30, 2020, an increase of approximately $10,800. This increase was the result of fees paid to the OTCM in connection with our Common Stock now being quoted on the OTCQB instead of the OTC Pink.

We expect that, as we expand our business, operations, and incur additional corporate-related expenses associated with having our Common Stock quoted on the OTCQB and being required to file certain reports and other information with the SEC, SG&A expenses will increase for both our Beverages Segment and Distribution Segment. We anticipate hiring additional personal in fiscal 2021 who would be integral to the success of our growing Company.

Net Loss

We incurred a net loss of approximately $373,200 for the three months ended June 30, 2021, a decrease of approximately $693,700, compared to the previous three months ending June 30, 2020, which had a net loss of approximately $1.1 million. This decrease in net loss in the three months ended June 30, 2021 is primarily related to the reduction in corporate-related expenses associated with Our Debentures.   The fair value of the Debentures are re-measured each reporting period until the Debentures are either converted or expire. In each reporting period during the term of the Debentures, the change in the fair value will either be recognized as a non-cash expense or non-cash income. The change in the fair value of the Debentures is a non-cash event and is not impacted by our actual operations but instead is strongly tied to the change in the market value of our Common Stock.

Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020

Overview

As reflected in the accompanying financial statements, during the six months ended June 30, 2021, we incurred a net loss of approximately $2.2 million and used cash in operations of approximately $875,600, compared to a net loss of approximately $1.7 million and used cash in operations of approximately $615,400 for the six months ended June 30, 2020. As of June 30, 2021, we had a stockholders’ deficit of approximately $4.0 million, an approximate $220 thousand improvement since December 31, 2020.

The following is a more detailed discussion of our financial condition and results of operations for the period presented, along with the prior period.

Revenue

The following table presents our net revenue, by revenue source, and the period-over-period percentage change, for the periods presented:

	Six Months Ended June 30,
	2020	2021
Revenue Source	Revenue	Revenue	% Change

Distributors	$235,198	$672,893	186%
Amazon	60,479	77,759	29%
Online Sales	26,687	40,047	50%
Gold Leaf Distribution	123,138	509,130	313%
Shipping	10,225	10,588	(4)%
Sales Returns and Allowances	(13,400)	(57,417)	328%
Net Revenues	$442,327	$1,252,980	183%

The following table presents our net revenue, by revenue source, as a percentage of total net revenues for the periods presented:

	Six Months Ended June 30,
Revenues	2020	2021
Distributors and Resellers	53%	54%
Amazon	14%	6%
Online Sales	6%	3%
Gold Leaf Distribution	28%	41%
Shipping	2%	1%
Sales Returns, and Allowances	(3)%	(-5)%

During the six months ended June 30, 2021, we reported net revenues of approximately $1,252,980, which is an increase of approximately $810,700, or approximately 183%, compared to net revenue of approximately $442,300 for the six months ended June 30, 2020. An increase of approximately $424,700 was attributed to our Beverages Segment, while our Distribution Segment reported an increase in net revenue of approximately $386,000.  We attribute this increase in sales to our entering larger, more favorable agreements with larger, reputable tier 1 and mid-size distributors and grocery chains. These contracts saw unforeseen delays and were additionally impacted by the COVID-19 pandemic during the 2020 fiscal year. The COVID-19 pandemic delayed the Company’s launch of a variety of new products during most of the 2020 fiscal year – drinks and non-drink line broadening items. We also attribute this increase to the acquisition of a beverage company in the first quarter of fiscal 2021 that broadened our drink product line in our Beverage Segment. In addition, we have continued to add drink and non-drink line broadening products to our Distribution Segment. We expect that revenue will continue to increase during the balance of fiscal 2021, as distribution related to our current distributors that had been affected by COVID-19, but since have resumed more normal distribution, are seeing fewer forward-looking impacts from the COVID-19 pandemic. We anticipate that we will continue to enter additional larger, more favorable agreements with larger, tier 1 and mid-size distributors in our Beverage Segment during the balance of fiscal 2021.

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

During the six months ended June 30, 2021, we reported cost of revenues of approximately $1,000.500, which is an increase of approximately 685,700, or approximately 218%, compared to approximately $314,900 for the six months ended June 30, 2020. This increase is attributed to an increase in sales in both our Beverages Segment and Distribution Segment in the second quarter of fiscal 2021, compared to the prior year period. The cost of sales increase was above the increase in sales. This is attributed to an increased cost in obtaining our ingredients for our product line in our Beverage Segment, an increased cost for production of our product in our Beverage Segment, and an increased cost of shipping our product in our Beverage Segment.

Selling, General and Administrative Expenses

SG&A expenses consist primarily of professional fees, salaries and wages, advertising, rent, travel expenses, sponsorships, and general office and administrative expenses related to maintaining our facilities.

SG&A expenses were approximately $1,212,700 for the six months ended June 30, 2021, compared to approximately $1,339,800 in the six months ended June 30, 2020, a decrease of $127,000, or approximately 9%. The decrease in SG&A expenses was primarily due to a decrease in salaries and wages of 43% attributed to our Beverages Segment; and a decrease in sponsorships of 56% attributed to our Beverage Segment. This decrease was offset by a significant increase in professional fees of 355% attributed to our corporate related activities; a significant increase in insurance of 179% attributed to both our Beverage Segment and our Distribution Segment; a significant increase to bad debt expense of 764% attributed to our Beverage Segment; an increase of 52% in rent expense attributed to both our Beverages Segment and our Distribution Segment; an increase to legal and accounting fees of 36% attributed to our corporate-related expenses; and a 113% increase in OTCM fees attributed to corporate-related expenses.

Salaries and wages were approximately $521,400 in the six months ended June 30, 2021, compared to approximately $918,300 for the six months ended June 30, 2020, a decrease of approximately $396,900, which was attributed to our Beverage Segment. This decrease was the result of issuance of shares of the Company’s common stock made in the prior year to employees pursuant to their agreements, which issuances were not duplicated in the current year. Sponsorships were approximately $8,100 in the six months ended June 30, 2021, compared to approximately $18,500 for the six months ended June 30, 2020, a decrease of approximately $10,400, which was attributed to our Beverage Segment. This decrease was the result of terminating sponsorships that were no longer advantageous to the Company. Professional fees were approximately $94,500 for the six months ended June 30, 2021, compared to approximately $20,800 for the six months ended June 30, 2020, an increase of approximately $73,700, which was attributed to our corporate related activities. Insurance expense was approximately $24,800 for the six months ended June 30, 2021, compared to approximately $9,300 for the six months ended June 30, 2020, an increase of approximately $16,700. This increase was attributed to both our Beverages Segment and our Distribution Segment and the result of our entering larger, more favorable agreements with larger, tier 1 and mid-size distributors and customers. Bad debt was approximately $23,300 in the six months ended June 30, 2021, compared to approximately $2,700 for the six months ended June 30, 2020, an increase of approximately $20,600, which was attributed to our Beverages Segment. This decrease was the result of uncollectible accounts from accounts associated with our acquisition of a beverage company. Rent expenses were approximately $93,900 for the six months ended June 30, 2021, compared to approximately $61,900 for the six months ended June 30, 2020, an increase of approximately $31,900. This increase was attributed to both our Beverages Segment and our Distribution Segment and the result of our moving to a larger warehouse facility that was necessary due to our anticipated growth. Legal and accounting fees were approximately $201,700 for the six months ended June 30, 2021, an increase of approximately $53,500, compared to approximately $148,300 for the six months ended June 30, 2020, which was attributed to our corporate related activities. This increase was the result of audit related and legal expenses related to securities in the current year that integral to the success of our Company. OTCM fees attributed to corporate-related expenses were approximately $57,000 for the six months ended June 30, 2021, compared to approximately $26,800 for the six months ended June 30, 2020, an increase of approximately $30,200. This increase was the result of fees paid to the OTCM in connection with our Common Stock now being quoted on the OTCQB instead of OTC Pink.

We expect that as we expand our business, operations, and incur additional corporate-related expenses associated with having our Common Stock quoted on the OTCQB and being required to file certain reports and other information with the SEC, SG&A expenses will increase for both our Beverages Segment and Distribution Segment. We anticipate hiring additional personal in fiscal 2021 who would be integral to the success of our growing Company.

Net Loss

We incurred a net loss of approximately $2.2 million for the six months ended June 30, 2021, an increase of approximately $531,100 compared to the previous six months ending June 30, 2020, which had a net loss of approximately $1.7 million. This net loss is primarily corporate-related expenses that are necessary for our growth, which include interest expense related to the Warrant granted in connection with the February 2021 sale and issuance of the Debentures and non-cash expense on our derivative liability. The fair value of the Debentures will be re-measured each reporting period until the Debentures are either converted or expire. In each reporting period during the term of the Debentures, the change in the fair value will either be recognized as a non-cash expense or non-cash income. The change in the fair value of the Debentures is a non-cash event and is not impacted by our actual operations but instead is strongly tied to the change in the market value of our Common Stock.

Segments – Three and Six Months Ended June 30, 2021 and 2020

For the three and six months ended June 30, 2021 and 2020, we had two reportable segments: (i) Beverages Segment and (ii) Distribution Segment. Amounts that are not allocated to either of these reportable segments are reported in “Corporate and Eliminations.” We evaluate performance and allocate resources based on net revenue, cost of revenues, and gross profit. Information regarding the operations of these reportable segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
REVENUES, NET OF SALES, RETURNS, AND ALLOWANCES:
Beverages Segment	$187,171	$500,156	$367,099	$810,082
Distribution Segment	65,326	328,848	120,162	509,130
Corporate and Eliminations	(25,453)	(38,195)	(44,934)	(66,232)
Total Revenues, Net of Sales, Returns, and Allowances	$227,044	$790,809	$442,327	$1,252,980

COST OF REVENUES:
Beverages Segment	$118,807	470,069	256,870	663,438
Distribution Segment	49,115	234,995	89,726	363,690
Corporate and Eliminations	(12,228)	(18,358)	(31,709)	(26,557)
Total Cost of Revenues	$155,694	$686,706	$314,887	$1,000,571

Gross profit:
Beverages	$68,364	$30,087	$110,229	$146,644
Distribution	16,211	93,853	30,436	145,440
Corporate and Eliminations	(13,225	(19,837)	(13,225	(39,675)
Gross profit	$71,350	$104,103	$127,440	$252,409

Liquidity and Capital Resources

Going Concern

We have incurred operating losses since inception and have negative cash flow from operations since inception. As of June 30, 2021, we had a stockholders’ deficit of approximately $4.0 million and we incurred a net loss of approximately $2.2 million during the six months ended June 30, 2021. We also utilized cash in operations of approximately $875,600 during the six months ended June 30, 2021. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flow from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations.

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

Lines of Credit

Since inception, we have financed our operations primarily through internally generated funds, private sales of stock, accruals of compensation, and the use of our lines of credit. In summary, our lines of credit are as follows:

	Total Amount Available	Interest Rate (per annum)	Outstanding Principal Balance as of June 30, 2021	Accrued Interest as of June 30, 2021
Kona Gold Line of Credit #1 – Related Party	$1,500,000	3.75%	$1,372,651	$61,263
Kona Gold Line of Credit #2[a]	$400,000	3.75%	$398,470	$39,512
Gold Leaf Line of Credit – Related Party	$200,000	3.75%	$125,500	$5,879

[a]	This line of credit was provided by Matthew Nicoletti, an otherwise unaffiliated third party to whom we previously sold and issued certain shares of our Series B Preferred Stock (as then constituted) and Series C Preferred Stock (as then constituted), all of which have been converted into shares of our Common Stock and sold into the public market. Mr. Nicoletti is no longer the record or beneficial owner of any of our equity. There was no connection between our prior equity transactions with Mr. Nicoletti and our entry into this line of credit.

Notes Payable – Related Party

We had the following outstanding notes payable from a related party during the six months ended June 30, 2021:

Note (1)	Issuance Date	Original Borrowing Amount	Interest Rate	Maturity Date	Largest Outstanding Balance since January 1, 2018	Outstanding Balance as of June 30, 2021
Long-term Loan – Kona Gold	October 31, 2018	$20,000	0%	April 4, 2022	$20,000	$5,500
Long-term Loan – Gold Leaf	February 19, 2019	$70,000	0%	March 15, 2022	$70,000	$56,500

(1)	Each of the notes payable was issued by us in favor of Robert Clark, our President, Chief Executive Officer, Secretary, and Chairman of our Board.

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

In more recent discussions with our independent registered public accounting firm, we determined that the Branded Legacy Note should be classified as a note receivable on our balance sheets as of June 30, 2021 and December 31, 2020, with a full reservation due to current doubts about collectability due to the dollar amount and duration of the term of the Branded Legacy Note, rather than disclosing the note receivable as an “investment” but not recording it on the balance sheets. Because of this re-classification, the Banded Legacy Note is no longer an off-balance sheet arrangement.

Paycheck Protection Promissory Note and Economic Injury Disaster Loan

On May 4, 2020, we entered into a Paycheck Protection Promissory Note in the original principal amount of $95,161 (the “First PPP Loan”) with Wells Fargo Bank, N.A. The PPP Loan was made under, and was subject to, the terms and conditions of the Paycheck Protection Program (the “PPP”), which was established as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. The PPP provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The term of the First PPP Loan was two years, with a maturity date of May 6, 2022 and a fixed annual interest rate of 1.00%. Payments of principal and interest on the First PPP Loan were deferred for the first six months of the term of the First PPP Loan, or November 2020. Thereafter, principal and interest were payable monthly and may be prepaid by us at any time prior to maturity with no prepayment penalties. On April 27, 2021, the First PPP Loan was forgiven for the full amount.

In January 2021, the Company entered into a second Paycheck Protection Promissory Note in the original principal amount of $117,487 (the “Second PPP Loan”) with Wells Fargo Bank, N.A. The Second PPP Loan was made under, and is subject to, the terms and conditions of the PPP and is administered by the U.S. Small Business Administration. The current term of the Second PPP Loan is five years with a maturity date of January 2026 and it contains a fixed annual interest rate of 1.00%. Payments of principal and interest on the PPP Loan are deferred for the first six months of the term of the PPP Loan, or November 2020. Thereafter, principal and interest are payable monthly and may be prepaid by us at any time prior to maturity with no prepayment penalties.

Under the terms of the CARES Act, recipients can apply for and receive forgiveness for all, or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs, mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during a certain time period following the funding of the PPP Loan. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. We have used the proceeds of the First PPP Loan and Second PPP Loan for salaries and wages, building lease expense, and utilities. Upon commencement of each loan, we could not provide any assurance that we would be able to obtain forgiveness of either of them in whole or in part.

In May 2020, we also received an advance in the amount of $7,000 as part of the Economic Injury Disaster Loan program offered by the U.S. Small Business Administration. This advance was received after we filed our application with regarding to the First PPP Loan. The advance was not included in any of the documentation related to the First PPP Loan. We are in the process of determining how this advance will be included as part of the First PPP Loan forgiveness.

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

Pursuant to the 2020 SPA, the purchase price for the First 2020 Debenture was $250,000, less $15,000 for origination fees, which consisted of the “original issue discount” of $10,000 and $5,000 as a structuring fee. On December 23, 2020, the Company converted $100,000 of the principal of, and $12,274 of accrued interest on, the First 2020 Debenture into 8,255,438 shares of the Company’s common stock. On January 25, 2021, the Company converted $150,000 of the principal of, and $1,118 of accrued interest on, the First 2020 Debenture into 7,094,732 shares of the Company’s common stock, see Note 11, equity transactions. At June 30, 2021, no balance remains on the principal balance of the First 2020 Debenture.

Pursuant to the 2020 SPA, the purchase price for the Second 2020 Debenture was $250,000, less $10,000 for origination fees, which consisted of the “original issue discount” of $10,000 fee. On January 25, 2021, the Company converted $100,000 of the principal of, and $10,410 of accrued interest on, the Second 2020 Debenture into 5,183,613 shares of the Company’s common stock. On February 19, 2021, the Company converted $150,000 of the principal of, and $855 of accrued interest on, the Second 2020 Debenture into 7,252,634 shares of the Company’s common stock see Note 11, equity transactions. At June 30, 2021, no balance remains on the principal balance of the First 2020 Debenture.

Pursuant to the 2020 SPA, the purchase price for the Third 2020 Debenture was $500,000, less $10,000 for origination fees, which consisted of the “original issue discount” of $10,000 fee. On January 12, 2021, the Company converted $200,000 of the principal of, and $1,425 of accrued interest on, the First 2020 Debenture into 10.887,819 shares of the Company’s common stock, see Note 11, equity transactions. On May 5, 2021, the Company converted $300,000 of the principal of, and $7,496 of accrued interest on, the First 2020 Debenture into issued an aggregate of 14,436,426 shares of common stock, see Note 11, equity transactions. At June 30, 2021, no balance remains on the principal balance of the Third 2020 Debenture.

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

In connection with the 2021 Private Placement, the Company also granted the 2021 Warrant to purchase up to an aggregate of 50 million shares of the Common Stock. The 2021 Warrant has a six-year term and is immediately exercisable at an exercise price of $0.03 per share, subject to adjustment. If the Company fails to maintain an effective registration statement with the SEC covering the resale of the 2021 Warrant Shares, or if an Event of Default (as defined below) has occurred and is continuing, then the holder may exercise the 2021 Warrant on a “cashless” basis. “Event of Default” means an event of default under the 2021 SPA or the 2021 Debentures.

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

On May 5, 2021, the Company and YA II PN, LTD entered into a Limited Amendment Agreement dated as of May 5, 2021, by and between Kona Gold Beverage, Inc., a Delaware corporation (the “Company”), and YA II PN, LTD., a Cayman Islands exempt company (“Investor”). The Company and the Investor agree to a partial Second Closing, whereby the Investor will purchase a portion of the intended Second Convertible Debenture (the “Partial Second Convertible Debenture”) in the face amount of $200,000 for a purchase price of $192,000 (the “Partial Second Convertible Debenture Purchase Price”) within 1 business day following the date hereof. The Investor and the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), Registration Rights Agreement (the “Registration Rights Agreement”) and related Transaction Documents (as this term is defined in the Securities Purchase Agreement) dated February 10, 2021, the date thereof, pursuant to which the Investor agreed to purchase secured Convertible Debentures (individually referred to as the “First Convertible Debenture” and the “Second Convertible Debenture”) upon various conditions precedent as articulated in Section 8(a) and (b) of the Securities Purchase Agreement and in the Transaction Documents, see above Note 9 – Securities Purchase Agreement, Derivative Liabilities, And Warrant.

Pursuant to the 2021 SPA, the purchase price for the First 2021 Debenture was $900,000, less $41,000 for origination fees, which consisted of the “original issue discount” of $36,000 and $5,000 as a structuring fee. At June 30, 2021, the principal balance of the First 2021 Debenture is $900,000. Pursuant to the 2021 SPA, the purchase price for the Second 2021 Debenture was $600,000, less $200,000 for the “Partial Second Convertible Debenture”, dated May 5, 2021, less origination fees, which consisted of the “original issue discount” of $16,000. On June 9, 2021, the Company converted $200,000 of the principal of, and $1,578 of accrued interest on the Second 2021 Debenture into 6,719,269 shares of the Company’s common stock see Note 11, equity transactions. At June 30, 2021, the principal balance of the Second 2021 Debenture is $400,000.

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

The derivative liabilities were valued using Black-Scholes pricing model with the following average assumptions:

June 30, 2021
Stock Price	$0.0232
Exercise Price	$0.0204
Expected Life	1
Volatility	81.9%
Dividend Yield	0%
Risk-Free Interest Rate	.08%

Fair Value	$485,521

The following table summarizes the changes in the Company’s assets and liabilities measured at fair value as of June 30, 2021:

	June 30, 2021	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Convertible promissory notes with embedded conversion option	$485,521		$485,521
Total	$485,521		$485,521

The following table sets forth a summary of change in fair value of the Company’s derivative liabilities for the year ended June 30, 2021:

Fair value, January 1, 2020	$—
Change in fair value of embedded conversion features of debenture included in earnings	—
Embedded conversion option liability recorded in connection with the issuance of 2020 debenture	148,628
Fair value, June 30, 2020	$148,628
Change in fair value of embedded conversion features of debenture included in earnings	(39,725)
Embedded conversion option liability recorded in connection with the issuance of 2020 debentures	108,903
Fair value, September 30, 2020	$217,806
Change in fair value of embedded conversion features of debenture included in earnings	(69,051)
Embedded conversion option liability recorded in connection with the issuance of 2020 debentures	212,397
Fair value, December 31, 2020	$361,152
Change in fair value of embedded conversion features of debenture included in earnings	(202,443
Embedded conversion option liability recorded in connection with the issuance of 2021 debentures	468,309
Fair value, March 31, 2021	$627,018
Change in fair value of embedded conversion features of debenture included in earnings	307,585)
Embedded conversion option liability recorded in connection with the issuance of 2021 debentures	166,088
Fair value, June 30, 2021	$485,521

Warrants

The Company also granted the 2020 Warrant and the 2021 Warrant to purchase up to an aggregate of 20 million shares and 50,000,000 shares of the Common Stock, respectively. The 2020 Warrant has a three-year term and is immediately exercisable at an exercise price of $0.05 per share, subject to adjustment. The 2021 Warrant has a three-year term and is immediately exercisable at an exercise price of $0.03 per share, subject to adjustment. If the Company fails to maintain an effective registration statement with the SEC covering the resale of the 2020 Warrant Shares and the 2021 Warrant Shares, or if an Event of Default (as defined below) has occurred and is continuing, then the holder may exercise, respectively, the 2020 Warrant and the 2021 Warrant on a “cashless” basis. “Event of Default” means an event of default under the 2020 SPA and the 2021 SPA or the 2020 Debentures and the 2021 Debentures, respectively.

The 2020 Warrant and the 2021 Warrant, respectively, each contains an adjustment provision that, subject to certain exceptions, reduces the exercise price if the Company issues shares of our Common Stock or common stock equivalents at a price lower than the then-current exercise price of the 2020 Warrant and the 2021 Warrant, respectively. Any stock splits, reverse stock splits, recapitalizations, mergers, combinations and asset sales, stock dividends, and similar events will also result in an adjustment of the exercise price of the 2020 Warrant and the 2021 Warrant, respectively.

The 2020 Warrant and the 2021 Warrant, respectively, are each subject to an “exercise blocker” such that the Selling Stockholder cannot exercise any portion, respectively, of the 2020 Warrant and the 2021 Warrant that would result in the Selling Stockholder and its affiliates holding more than 4.99% of the then-issued and outstanding shares of the Common Stock following such exercise (excluding, for purposes of such determination, shares of the Common Stock issuable, respectively, upon exercise of the 2020 Warrant and the 2021 Warrant or conversion of the 2020 Debentures and the 2021 Debentures, respectively, that had not then been exercised or converted, respectively). The Selling Stockholder can increase that 4.99% “exercise blocker” to 9.99% upon at least 65 days’ prior written notice to the Company.

During the year ended December 31, 2020, the Company granted the 2020 Warrant that was immediately exercisable for up to 20,000,000 shares of Common Stock. During the three months ended June 30, 2021, the Company granted the 2021 Warrant that was immediately exercisable for up to 50,000,000 shares of Common Stock. The 2020 Warrant and the 2021 Warrant, respectively, were fully expensed as an interest expense related to the 2020 Warrant and the 2021 Warrant issued in connection with the consummation of the transactions contemplated by the 2020 SPA and 2021 SPA, respectively, and no liability was recorded as of June 30, 2021 and December 31, 2020, respectively.

Cash Flows

In summary, our use of cash has been as follows:

For the Six Months Ended June 30, 2021
Net cash used in operating activities	$(875,555)
Net cash used in investing activities	$(1,309,789)
Net cash provided by financing activities	$2,166,670

Operating Activities

Cash provided by or used in operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, stock-based payments, interest expense related to the Warrant issued in the Private Placement, and the effect of changes in working capital and other activities. Cash used in operating activities for the six months ended June 30, 2021 was approximately $875,600 and consisted of a net loss of approximately $2.2 million, adjustments for non-cash items, including adjustments related to the issuance of shares of our Common Stock for an acquisition, interest expense related to the Warrant, and depreciation of approximately $1.3 million, and approximately $26,600 used in working capital and other activities.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2021 was approximately $1.3 million and was attributable to capital expenditures of approximately, $30,200, and goodwill of approximately $1.28 million, which was attributed to an acquisition.

Financing Activities

Cash provided by financing activities for six months ended June 30, 2021 was approximately $2.1 million and was due to proceeds from lines of credit of approximately $3,000, proceeds from convertible debt of approximately $1.5 million, proceeds from note payable for an acquisition of approximately $624,400, changes from the PPP Loan of approximately $22,300, and $6,000 was used to pay principal on a note payable.

Non-Cash Investing and Financing Activities

For the six months ended June 30, 2021, there were no non-cash investing and financing activities.

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

The accounting policies that we follow are set forth in Note 2, Summary of Significant Accounting Policies, of our consolidated financial statements for the three and six months ended June 30, 2021. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the consolidated financial statements.

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

Please refer to Note 16, Lease Liabilities, to our consolidated financial statements for the six months ended June 30, 2021 for additional information related to our right-of-use assets and lease liabilities.

Revenue Recognition and Deferred Revenue

We sell our products, which include our hemp energy drink, CBD energy water, CBD water, lemonades, and logo apparel, to online customers or through resellers and distributors. In evaluating the timing of the transfer of control of products to customers, we consider several indicators, including significant risks and rewards of products, our right to payment, and the legal title of the products. We recognize revenue from product sales to customers, distributors, and resellers when products that do not require further services by us are shipped, when there are no uncertainties surrounding customer acceptance, and when collectability is reasonably assured. Sales are made to customers under terms allowing certain limited rights of return. Amounts billed to customers in sales transactions related to shipping and handling, represent revenues earned for the goods provided and are included in net sales. Costs of shipping and handling are included in cost of products sold.

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

Inventory

The cost of inventory using the standard cost method, which approximates actual cost based on a first-in, first-out method. Our inventories are valued at the lower of cost or net realizable value. Our inventory consists almost entirely of finished and unfinished goods, and freight, which include CBD energy waters, CBD waters, hemp energy drinks, lemonades, cans for production, and merchandise and apparel. We periodically evaluate and adjust inventories for obsolescence. In the opinion of management, no provision for obsolescence is deemed necessary. The shelf life of all beverage inventory is two years, and as of June 30, 2021, we had approximately $753,000 of product in inventory, which was an increase of approximately $92,500, compared to approximately $660,500 at December 31, 2020. We expect the balance of inventory to increase in direct relation to the increase in sales that we expect. See Note 2, Summary of Significant Accounting Policies, Subsection F, Inventories, of our consolidated financial statements for the six months ended June 30, 2021, for an additional description of our inventory that had a material effect on our consolidated financial statements.

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

Intangible assets represent both indefinite lived and definite lived assets. Trademarks are deemed to have definite useful lives of ten years, are amortized, and are tested annually for impairment. Intangible assets are reported on the balance sheet at cost less accumulated amortization. We have selected December 31 as the date to perform the annual impairment test. See Note 2, Summary of Significant Accounting Policies, Subsection H, Goodwill and Intangible Assets, of our consolidated financial statements for the three and six months ended June 30, 2021, for an additional description of intangible assets that had a material effect on our consolidated financial statements.

Stock-Based Compensation

FASB’s ASC Topic 718, Stock Compensation (formerly, FASB Statement 123R), prescribes accounting and reporting standards for all stock-based payment transactions in which employee and non-employee services are acquired. We measure the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Fair value for restricted stock awards is valued using the closing price of our Common Stock on the date of grant. For our six months ended June 30, 2021, and 2020, we recognized stock-based compensation expense of approximately $270,900, and $478,600, respectively. We had a balance in accrued stock-based compensation at June 30, 2021 and December 31, 2020 of approximately $1.4 million, respectively. See Note 6, Stock-Based Compensation, of our consolidated financial statements for the six months ended June 30, 2021 for an additional description of our stock-based compensation that had a material effect on our consolidated financial statements.

Related Party Transactions

See Note 8, Related Party Transactions, to our consolidated financial statements for the six months ended June 30, 2021 for an additional description of related party transactions that had a material effect on our consolidated financial statements.

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

We will remain an emerging growth company until the earlier to occur of (1) the last day of our fiscal year (a) following the fifth anniversary of the completion of the December 31, 2020 offering, (b) in which we have total annual gross revenues of at least $1.07 billion, or (c) in which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our common shares that is held by non-affiliates exceeds $700 million as of the last day of our second quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, Subsection S, Recently Issued Accounting Pronouncements, to our consolidated financial statements for the six months ended June 30, 2021 for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure control and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2021, the period covered in this Report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of funds

None

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are filed with or incorporated by reference into this Quarterly Report.

2.1	Agreement and Plan of Merger among Kona Gold Beverage Inc., KGS Temporary Company, Inc., S and S Beverage Inc., William J. Stineman and K&L Beverage, LLC (as the indemnifying S and S shareholders), and William J. Stineman (as representative of the S and S Shareholders), dated January 22, 2021 is incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 5, 2021.

3.1	Amended and Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.2	Amended and Restated By-Laws is incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.3	Certificate of Designation of the Preferences, Rights, and Limitations of the Series B Preferred Stock is incorporated herein by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.4	Certificate of Designation of the Preferences, Rights, and Limitations of the Series C Preferred Stock is incorporated herein by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.5	Certificate of Designation of the Preferences, Rights, and Limitations of the Series D Preferred Stock is incorporated herein by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.6	Certificate of Amendment to Amendment and Restated Certificate of Incorporation, is incorporated herein by reference to Exhibit 3.6 of Amendment No. 1 to the Company Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

3.7	Articles of Merger Merging KGS Temporary Company, Inc. with and into S and S Beverage Inc., as filed with the Wisconsin Department of Financial Institutions on February 1, 2021 is incorporated herein by reference to Exhibit 3.7 of the Company’s Current Report on Form 8-K, filed with the SEC on February 5, 2021.

4.1	Form of Debenture is incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

4.2	Form of Warrant is incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

4.3	Form of Stand-alone Debenture is incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (File No.333-239883), filed with the SEC on December 14, 2020.

4.4	Form of Secured Convertible Debenture of the Company sold and issued to YA II PN, Ltd., on February 11, 2021 is incorporated herein by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

4.4a	Certificate of Scrivener’s Error in respect of the February 10, 2021 Secured Convertible Debenture, executed as of the 18th day of February, 2021 is incorporated herein by reference to Exhibit 4.4a of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 17, 2021.

4.4b	Certificate of Scrivener’s Error in respect of the February 10, 2021 Secured Convertible Debenture, executed as of the 15th day of March, 2021 is incorporated herein by reference to Exhibit 4.4b of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 17, 2021.

4.4c	Form of Secured Convertible Debenture of the Company sold and issued to YA II PN, Ltd., on May 5, 2021 is incorporated herein by reference to Exhibit 4.4c of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 17, 2021.

4.5	Form of Warrant of the Company granted to YA II PN, Ltd., on February 11, 2021 is incorporated herein by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.1	Securities Purchase Agreement by and between the Company and YA II PN, Ltd., dated May 14, 2020 is incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.2	Registration Rights Agreement by and between the Company and YA II PN, Ltd., dated May 14, 2020 is incorporated herein by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.3	Independent Contractor Agreement by and between Kona Gold LLC and OPTN Companies Inc., dated April 15, 2020 is incorporated herein by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.4	Board of Directors Offer Letter between the Company and Matthew Crystal, dated July 24, 2018 is incorporated herein by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.5	Board of Directors Offer Letter between the Company and William Jeffrey Outlaw, dated September 3, 2019 is incorporated herein by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.6	Form of Distribution Agreement is incorporated herein by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.7	Membership Interest Purchase Agreement by and among Elev8 Hemp LLC, PLAD, Inc., and the Company, dated October 10, 2016, is incorporated herein by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.8	Securities Exchange and Settlement Agreement by and between Elev8 Brands, Inc. and the Company, dated March 6, 2018, is incorporated herein by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.9	Securities Exchange and Settlement Agreement by and between Elev8 Brands, Inc. and the Company, dated November 26, 2019 is incorporated herein by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.10	Employment Agreement by and between Christopher Selinger and the Company, dated September 1, 2018 is incorporated herein by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.11	Lease Agreement by and between Kona Gold, LLC and Hay Investment Properties, Inc., dated June 1, 2018 is incorporated herein by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.12	Triple Net Lease Agreement by and between Gold Leaf Distribution, LLC and 3090 S. Hwy 14, LLC, dated May 22, 2019 is incorporated herein by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.13	Lease Modification Agreement by and between Gold Leaf Distribution, LLC and 3090 S. Hwy 14, LLC, dated April 21, 2020 is incorporated herein by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.14	Line of Credit Agreement by and between Robert Clark and Gold Leaf Distribution, LLC, dated August 29, 2019 is incorporated herein by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.15	Line of Credit Agreement by and between Robert Clark and Kona Gold, LLC, dated April 4, 2019 is incorporated herein by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.
10.15a	Line of Credit Agreement by and between Robert Clark and Kona Gold, LLC, dated April 4, 2019 is incorporated herein by reference to Exhibit 10.15a of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 17, 2021.

10.16	Line of Credit Agreement by and between Matthew Nicoletti and Kona Gold, LLC, dated May 5, 2018 is incorporated herein by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.17	Standard Promissory Note issued by Gold Leaf Distribution in favor of Robert Clark, dated February 19, 2019 is incorporated herein by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.
10.17a	Standard Promissory Note Modification Agreement to February 19, 2019 Standard Promissory Note issued by Gold Leaf Distribution LLC in favor of Robert Clark, dated March 15, 2021 is incorporated herein by reference to Exhibit 10.17a of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 17, 2021.

10.18	Standard Promissory Note issued by Kona Gold, LLC in favor of Robert Clark, dated January 15, 2019 is incorporated herein by reference to Exhibit 10.18 of Amendment No. 1 to the Company Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.
10.18a*	Standard Promissory Note Modification Agreement to January 15, 2019 Standard Promissory Note issued by Kona Gold, LLC in favor of Robert Clark, dated April 4, 2021.

10.19	Employment Agreement by and between the Company and Robert Clark, dated August 12, 2015 is incorporated herein by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.20	Employment Agreement by and between the Company and Lori Radcliffe, dated October 8, 2019 is incorporated herein by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.21	Amendment to Employment Agreement by and between the Company and Robert Clark, dated December 1, 2016 is incorporated herein by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.22	Agreement by and between the Company and Ryan Dodd, dated May 1, 2019 is incorporated herein by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.23	Amendment to Employment Agreement by and between Christopher Selinger and Kona Gold Solutions, Inc., dated May 1, 2020 is incorporated herein by reference to Exhibit 10.23of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.24	Amendment to Employment Agreement by and between Christopher Selinger and the Company, dated January 1, 2019 is incorporated herein by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.25	Security Agreement by and between the Company and YA II PN, Ltd., dated May 14, 2020 is incorporated herein by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.26	Line of Credit and Security Agreement Modification Agreement by and between Kona Gold LLC and Robert Clark, dated April 1, 2020 is incorporated herein by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.27	Line of Credit and Security Agreement Modification Agreement by and between Gold Leaf Distribution LLC and Robert Clark, dated April 1, 2020 is incorporated herein by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.27a*	Line of Credit and Security Agreement Modification Agreement #2 by and between Gold Leaf Distribution LLC and Robert Clark, dated August 13, 2021.

10.28	Terms of Oral Agreement between the Company and Robert Clark is incorporated herein by reference to Exhibit 10.28 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.29	Waiver Agreement by and between the Company and YA II PN, Ltd., dated October 14, 2020, is incorporated herein by reference to Exhibit 10.29 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.30	Paycheck Protection Promissory Note issued in favor of Wells Fargo Bank, N.A. dated May 4, 2020, is incorporated herein by reference to Exhibit 10.30 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.31	Paycheck Protection Promissory Note issued in favor of Wells Fargo Bank, N.A. dated May 4, 2020, is incorporated herein by reference to Exhibit 10.31 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.32	Securities Purchase Agreement by and between the Company and YA II PN, Ltd., dated November 30, 2020, is incorporated herein by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on December 14, 2020.

10.33	Form of Securities Purchase Agreement between the Company and YA II PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.28 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.33a	Form of Limited Amendment Agreement to Securities Purchase Agreement between the Company and YA II PN, Ltd., for a transaction that closed on February 11, 2021, dated as of May 5, 2021 is incorporated herein by reference to Exhibit 10.33a of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 17, 2021.

10.34	Form of Registration Rights Agreement by and between the Company and YA II PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.29 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.35	Form of Amended and Restated Security Agreement of the Company and its subsidiaries in favor of YA II PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.30 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.36	Form of Intellectual Property Security Agreement of the Company and its subsidiaries in favor of YA II PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.31 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.37	Form of Amended and Restated Global Guaranty Agreement of the Company and its subsidiaries in favor of YA II PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.32 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Securities Act of 1934.

32.1*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Ex. 101.INS*	XBRL Instance Document

Ex. 101.SCH*	XBRL Taxonomy Extension Schema Document

Ex. 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Ex. 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

Ex. 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Ex. 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kona Gold Beverage, Inc.

Dated: August 16, 2021	/s/ Robert Clark
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 16, 2021	/s/ Lori Radcliffe
Chief Financial Officer
(Principal Financial Officer)