Form 10-Q
period 2021-09-30
KONA GOLD BEVERAGE, INC.
filed 2021-11-15
CIK 1802546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission File Number 000-56230

Kona Gold Beverage, Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-5175120
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

746 North Drive, Suite A Melbourne Florida	32934
(Address of principal executive offices)	(Zip Code)

(844) 714-2224

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

The number of shares of the issuer’s common stock, par value $0.00001 per share, outstanding as of November 15, 2021 was 960,236,003.

INDEX TO FORM 10-Q FILING

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

	Unaudited	Audited
	Nine Months Ended	Year Ended
	September 30,	December 31,
ASSETS	2021	2020

CURRENT ASSETS
Cash and cash equivalents	$546,528	$113,168
Accounts receivable, net of allowance for doubtful accounts of $7,709 and $3,967, respectively	63,715	—
Other receivables	14,876	14,876
Inventory	866,613	660,504
Prepaids	62,200	—
Other current assets	6,517	5,572
Total current assets	1,560,449	794,120

NON-CURRENT ASSETS
Property, plant and equipment, net	281,029	167,872
Right-of-use asset, net	1,219,103	912,993
Intangible property, net	74,744	69,488
Goodwill	1,275,938	—
Note receivable, net of allowance $1,500,000 and $0, respectively	—	—
Deposit	12,750	6,500
Total non-current assets	2,863,564	1,156,853
Total assets	$4,424,013	$1,950,973

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$206,123	$208,599
Amounts owed to customers	—	10,508
Credit card payables	4,009	19,469
Current note payable	1,994	—
Current note payable - related party	1,500	12,000
Current lease liability	41,806	149,407
Convertible debt	2,400,000	900,000.00
Derivative liability	1,225,741	361,152.00
Accrued compensation	389,583	257,500.00
Accrued stock compensation	1,386,497	1,386,497
Accrued liabilities	183,757	81,624
Total current liabilities	5,841,010	3,386,756

NON-CURRENT LIABILITIES
Line of credit	198,470	398,470
Line of credit - related party	1,478,151	1,495,151
Note payable - related party, net of current	53,500	56,000
Note payable - acquisition	590,418	—
Note payable	32,769	—
PPP note payable	117,487	95,161
Lease liability, net of current	1,177,297	763,586
Total liabillities	9,489,102	6,195,124

COMMITMENTS AND CONTINGENCIES (NOTE 13)

STOCKHOLDERS’ DEFICIT
Preferred Stock Series A, $.00001 par value, 0 shares authorized, 0 issued, and outstanding, respectively	—	—
Preferred Stock Series B, $.00001 par value, 1,200,000 shares authorized, 488,000 issued and outstanding, respectively	5	5
Preferred Stock Series C, $.00001 par value, 250 shares authorized, 0 and 140 issued, and outstanding, respectively	—	—
Preferred Stock Series D, $.00001 par value, 500,000 shares authorized, 500,000 issued, and outstanding, respectively	5	5
Common Stock, $.00001 par value, 2,500,000,000 authorized, 883,068,249, and 786,308,041, issued and outstanding, respectively	8,831	7,863
Additional paid-in capital - warrants	2,027,691	281,565
Additional paid-in capital	6,601,818	4,746,447
Accumulated deficit	(13,703,438)	(9,280,036)
Total stockholders’ deficit	(5,065,089)	(4,244,151)
Total liabilities and stockholders’ deficit	$4,424,013	$1,950,973

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,		September 30,
	2021	2020	2021	2020
REVENUES, NET OF SALES, RETURNS, AND ALLOWANCES OF $16,599 AND $6,600; and $61,041 AND $30,655, RESPECTIVELY	$545,375	$312,709	$1,798,999	$741,812
COST OF REVENUES	442,766	222,111	1,443,727	523,774
Gross profit	102,609	90,598	355,272	218,038

OPERATING EXPENSES
Selling, general and administrative expenses	756,110	500,233	1,968,841	1,840,004
Income (Loss) from operations	(653,501)	(409,635)	(1,613,569)	(1,621,966)
Other income / (expense)
Interest expense	(17,149)	(20,628)	(52,091)	(38,246)
Interest expense related to loan origination fee on convertible note	(70,000)	(10,000)	(135,000)	(25,000)
Interest expense related to warrants on convertible note	(693,555)	—	(1,746,125)	(281,565)
Interest expense on convertible note	(36,767)	—	(80,121)	—
Gain/(Loss) on derivative	(740,220)	(69,178)	(864,589)	(217,806)
Tax expense	(19,523)	—	(27,065)	—
Gain on the extinquishment of debt	—	—	95,161	—
EIDL advance	—	—	—	7,000
Other income	—	—	—	6,291
Net Income (Loss)	$(2,230,715)	$(509,441)	$(4,423,399)	$(2,171,292)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic and diluted	829,027,793	771,268,436	829,027,793	771,268,436

NET LOSS PER COMMON SHARES:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

	Common Stock		Preferred Stock		Additional		Total
	$.00001 Par		$.00001 Par		Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit

Balance December 31, 2019	763,967,603	$7,640	4,988,000	$50	$4,155,777	$(6,154,441)	$(1,990,976)
Common Stock Issued for Compensation	5,000,000	50			318,450		318,500
Net Income (loss)				—		(475,644)	(475,644)
Balance March 31, 2020	768,967,603	$7,690	4,988,000	$50	4,474,227	$(6,630,085)	$(2,148,120)
Common Stock Issued for Sponsorship Agreements	85,000	1			2,577		2,578
Common Stock Issued for Compensation	5,000,000	50			157,450		157,500
Warrants related to convertible note					281,565		281,565
Net Income (loss)				—		(1,066,920)	(1,066,920)
Balance June 30, 2020	774,052,603	$7,741	4,988,000	$50	$4,915,819	$(7,697,005)	$(2,773,397)
Common Stock Conversion to Preferred Stock	(140)	(0)	140	0.00			—
Preferred Stock Conversion to Common Stock	4,000,000	40	(4,000,000)	(40.00)	—		—
Accrued Common Stock Issues for Compensation	140	0			2		2
Net Income (loss)				—		(509,441)	(509,441)
Balance September 30, 2020	778,052,603	$7,781	988,140	$10	$4,915,821	$(8,206,446)	$(3,282,836)
Common Stock Issued for Conversion of Convertible Debt	8,255,438	83			112,191		112,274
Net Income (loss)				—		(1,073,590)	(1,073,590)
Balance December 31, 2020	786,308,041	$7,863	988,140	$10	$5,028,012	$(9,280,036)	$(4,244,153)
Common Stock Issued for Conversion of Convertible Debt	30,418,798	304			613,505		613,809
Common Stock Issued for Acquisition	9,000,000	90			270,810		270,900
Warrants related to convertible note					1,052,571		1,052,571
Net Income (loss)				—		(1,819,503)	(1,819,503)
Balance March 31, 2021	825,726,839	$8,257	988,140	$10	$6,964,898	$(11,099,539)	$(4,126,375)
Common Stock Issued for Conversion of Convertible Debt	25,045,798	250			508,924		509,174
Net Income (loss)				—		(373,181)	(373,181)
Balance June 30, 2021	850,772,637	$8,508	988,140	$10	$7,473,822	$(11,472,720)	$(3,990,381)
Common Stock Issued for Conversion of Convertible Debt	29,195,472	292			406,360		406,652
Common Stock Issued for Compensation	3,100,000	31			55,769		55,800
Warrants related to convertible note					693,555		693,555
Preferred Stock Conversion to Common Stock	140	0	140	0.00	3	(3)	3
Net Income (loss)				—		(2,230,715)	(2,230,715)
Balance September 30, 2021	883,068,249	$8,831	988,280	$10.00	$8,629,509	$(13,703,438)	$(5,065,086)

	2021	2020
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(4,423,399)	$(2,171,292)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and Amortization	32,755	24,778
Common Stock Issued in Exchange for Services	—	—
Common Stock Issued in Acquisition	270,900	—
Common Stock Issued for Sponsorship	—	2,578
Common Stock Issued for Compensation	55,800	476,002
Interest expense related to warrants on convertible debt	1,746,126	281,565
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(74,223)	20,620
Decrease (increase) in other receivable	—	—
Decrease (increase) in inventory	(206,109)	(24,019)
Decrease (increase) in prepaids	(62,200)	—
Decrease (increase) in intercompany transactions	—	—
Decrease (increase) in other current assets	(945)	(3,897)
Decrease (increase) in deposits	(6,250)	—
Decrease (increase) in right-of-use asset	(306,110)	(306,006)
Increase (decrease) in accounts payable	(2,476)	74,304
Increase (decrease) in credit card payable	(15,461)	8,116
Increase (decrease) in accrued compensation	132,083	196,042
Increase (decrease) in accrued stock compensation	—	(4)
Increase (decrease) in accrued expenses	102,133	37,666
Increase (decrease) in derivative liability	864,589	217,806
Increase (decrease) in lease liability	306,110	287,140
Net cash provided by (used in) operating activities	(1,586,677)	(878,601)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(145,912)	(54,134)
Changes in goodwill	(1,275,938)	—
Changes in intellectual property	(5,256)	6,132
Net cash provided by (used in) investing activities	(1,427,106)	(48,002)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Changes in note payable - related party	(13,000)	(9,000)
Changes in line of credit - related party	(217,000)	325,500
Changes in note payable - acquisition	590,418	—
Changes in note payable	34,763
Changes line of credit	—	—
Changes in convertible debt	3,029,636	500,000
Changes in PPP note payable	22,326	95,161
Net cash provided by (used in) financing activities	3,447,143	911,661
Net cash increase for period	433,360	(14,942)
Cash at beginning of period	113,168	36,223
Cash at end of period	$546,528	$21,281

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$27,065	$—
Cash paid for interest	$52,091	$38,246

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred Stock Conversion to Common Shares	$3	$—

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Kona Gold Beverage, Inc., a Delaware corporation (“Kona Gold,” the “Company,” “we,” “us,” or “our”), owns and operates a line of premier CBD lifestyle brand and other products. As of September 30, 2021 the Company has four wholly-owned subsidiaries: Kona Gold LLC, a Delaware limited liability company (“Kona”), HighDrate LLC, a Florida limited liability company (“HighDrate”), Gold Leaf Distribution LLC, a Florida limited liability company (“Gold Leaf”), and S and S Beverage, Inc. (“S and S”), a Wisconsin corporation, which the Company acquired in February 2021. The Company is primarily focused on product development in the functional beverage sector. Kona Gold creates hemp-infused energy drinks, which includes hemp energy drinks, CBD energy water, and also sells Kona Gold merchandise and apparel, which promotes the Company’s beverages. HighDrate focuses on the development and marketing of CBD-infused energy waters geared towards the fitness and wellness markets. S and S creates and sells unique lemon flavored drinks under the “Ooh La Lemin” brand name. Gold Leaf focuses on the distribution of premium beverages and snacks in key markets.

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

The Company’s Business

The Company has two reportable segments:

●	Beverages. Includes three types of beverage products: (i) hemp-infused energy drinks, (ii) CBD-infused energy water, (iii) CBD-infused high-alkaline water, (iv) lemon flavored beverages, as well as apparel with the Kona Gold logo. The Beverages Segment includes all of Kona, HighDrate, Ooh La Lemin, and operations. Additional information regarding these products is below. The Company considers this a single operating segment for purposes of presenting financial information and evaluating performance. As such, the accompanying Consolidated Financial Statements present financial information in a format that is consistent with the internal financial information used by management. The Company does not accumulate revenues by product classification and, therefore, it is impractical to present such information.

●	Distribution. Includes the distribution of premium beverages and snacks in key markets. These markets include over 900 accounts in grocery stores, convenience stores, smoke shops, vape shops, and specialty stores located in Florida and South Carolina. In addition to distributing the Company’s own beverage products, the Company also distributes other products, including alkaline waters, beverages for kids, energy drinks, fruit flavored sodas, healthy aloe juice drinks, and CBD-infused jellybeans, all of which complement the Company’s current product offerings. The Distribution Segment includes all of Gold Leaf’s operations.

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

E.	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at net realizable value. The Company determines provisions for uncollectible accounts, sales returns, and claims based upon factors including the credit risk and activity of specific customers, historical trends, and other information. If the Company becomes aware of a specific distributor’s or reseller’s inability to meet its financial obligations, bad debt charges are recorded based on an overall assessment of past due accounts receivable outstanding. Bad debt attributed to accounts receivable in the nine months ended September 30, 2021 and 2020, was approximately $21,000 and $41,600 respectively. These amounts are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Loss. Management will review annually to determine provisions and record an allowance as deemed necessary. In the opinion of management, a provision was deemed necessary for uncollectible accounts for Kona and no provision was deemed necessary for Gold Leaf. The allowances for Uncollectible Accounts at September 30, 2021 and December 31, 2020 were $7,709 and $3,967, respectively, as reflected in the accompanying Consolidated Balance Sheets.

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

F.	Inventories

The cost of inventory using the standard cost method, which approximates actual cost based on a first-in, first-out method. The Company’s inventories are valued at the lower cost or net realizable value. The Company’s inventory consists almost entirely of finished and unfinished goods, and freight, which include CBD energy waters, CBD waters, hemp energy drinks, lemonades, cans for production, and merchandise and apparel. The Company periodically evaluates and adjusts inventories for obsolescence. In the opinion of management, no provision for obsolescence is deemed necessary. The shelf life of all beverage inventory is two years, and at March 31, 2021, and December 31, 2020, all inventory was current, as reflected in the accompanying Consolidated Balance Sheets.

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

Sales are made to customers under terms allowing certain limited rights of return. The Company records an allowance and return for each quarter for 3% of total sales. The Company recorded sales, returns, and allowance at three months ending September 30, 2021 and 2020 of approximately $16,600 and $6,600, respectively, and the nine months ending September 30, 2021 and 2020 of approximately $61,000 and $30,700, respectively, which is included in the revenues, net of sales returns and allowances in the accompanying Consolidated Statements of Loss.

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

The Company has no recorded liabilities for uncertain tax positions as of the accompanying Consolidated Balance Sheets dated September 30, 2021 and December 31, 2020, respectively.

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

The Company expenses costs of advertising and promotions as incurred. The Company includes in advertising costs inventory given away as promotional merchandise or free samples to create sales. Advertising and promotion costs for the three months ended September 30, 2021 and 2020, was approximately $21,600 and $5,200, respectively, and for the nine months ended September 30, 2021 and 2020, was approximately $45,700 and $20,600, respectively, which amounts were included in selling, general and administrative expenses in the accompanying Consolidated Statements of Loss.

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

In February 2021, the Company completed a private placement transaction (the “February 2021 Private Placement”) of two secured convertible debentures (the “February 2021 Debentures”), convertible for up to 154,958,678 shares (the “February 2021 Conversion Shares”) of Common Stock and granted a Warrant to purchase Common Stock (the “February 2021 Warrant”), exercisable for up to 50,000,000 shares of Common Stock (the “February 2021 Warrant Shares”), pursuant to that certain Securities Purchase Agreement between the Selling Stockholder and the Company, dated as of February 10, 2021 (the “February 2021 SPA”). The Company sold and issued the initial February 2021 Debenture (the “First February 2021 Debenture”) and granted the February 2021 Warrant promptly after entering in the February 2021 SPA. The Company will sell and issue the second February 2021 Debenture (the “Second February 2021 Debenture”) promptly after the SEC declares effective the February 2021 Registration Statement (as defined below).

The February 2021 Debentures are due 12 months from their respective issuance dates and are secured by all of the Company’s assets and the assets of each of its subsidiaries pursuant to that certain Security Agreement by and among the Selling Stockholder, the Company’s subsidiaries, and the Company. Initially, the February 2021 Debentures are convertible at the lower of (i) the fixed conversion price, which is $0.03 per share, subject to adjustment (the “February 2021 Fixed Conversion Price”), or (ii) 80% of the lowest daily volume weighted average price (“VWAP”) of our Common Stock during the 15 trading days immediately preceding the conversion date, subject to adjustment (the “February 2021 Market Conversion Price”). The February 2021 Debentures contain an adjustment provision that, subject to certain exceptions, reduces the conversion price if the Company issues shares of its Common Stock or common stock equivalents at a price lower than the then-current conversion price of the February 2021 Debentures. Any stock splits, reverse stock splits, recapitalizations, mergers, combinations and asset sales, stock dividends, and similar events will also result in an adjustment of the conversion price of the February 2021 Debentures. The February 2021 Debentures are subject to a “conversion blocker” such that the Selling Stockholder cannot convert any portion of the February 2021 Debentures that would result in the Selling Stockholder and its affiliates holding more than 4.99% of the then-issued and outstanding shares of the Common Stock following such conversion (excluding, for purposes of such determination, shares of the Common Stock issuable upon conversion of the February 2021 Debentures or exercise of the February 2021 Warrant that had not then been converted or exercised, respectively). The Selling Stockholder can increase that 4.99% “conversion blocker” to 9.99% upon at least 65 days’ prior written notice to the Company. The February 2021 Debentures accrue interest at an annual rate equal to 8% and are due and payable on their respective maturity dates (or sooner if the Selling Stockholder converts the February 2021 Debentures or otherwise accelerates the maturity date, as provided for in the February 2021 Debentures). Interest is payable either in cash or, if certain Equity Conditions (as defined in the February 2021 Debentures) are then satisfied, in shares of the Common Stock at the February 2021 Market Conversion Price on the trading day immediately prior to the date paid.

At the Company’s option, it has the right to redeem, in part or in whole, the outstanding principal and interest under the February 2021 Debentures prior to their respective maturity dates; provided, that, as of the date of the holder’s receipt of the redemption notice, (i) the VWAP of the Common Stock is less than the February 2021 Fixed Conversion Price, initially $0.03 per share, and (ii) there is no Equity Conditions failure. The Company must pay an amount equal to the principal amount being redeemed plus outstanding and accrued interest thereon, as well as a redemption premium equal to 15% of the outstanding principal amount being redeemed (the “Redemption Premium”). The Company must provide the holder 15 business days’ advance notice of its intent to make a redemption, setting forth the amount of principal and interest we desire then to redeem plus the applicable Redemption Premium

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The February 2021 Debentures contain an adjustment provision that, subject to certain exceptions, reduces the conversion price if the Company issues shares of Common Stock or common stock equivalents at a price lower than the then-current conversion price of the February 2021 Debentures. Any stock splits, reverse stock splits, recapitalizations, mergers, combinations and asset sales, stock dividends, and similar events will also result in an adjustment of the conversion price of the February 2021 Debentures.

Pursuant to the February 2021 SPA, the purchase price for the First February 2021 Debenture was $900,000, less $41,000 for origination fees, which consisted of the “original issue discount” of $36,000 and $5,000 as a structuring fee. Pursuant to the February 2021 SPA, the purchase price for the Second February 2021 Debenture will be $600,000, less $24,000 as an “original issue discount.”

In connection with the February 2021 Private Placement, the Company also granted the February 2021 Warrant to purchase up to an aggregate of 50 million shares of the Common Stock. The February 2021 Warrant has a three-year term and is immediately exercisable at an exercise price of $0.03 per share, subject to adjustment. If the Company fails to maintain an effective registration statement with the SEC covering the resale of the February 2021 Warrant Shares, or if an Event of Default (as defined below) has occurred and is continuing, then the holder may exercise the February 2021 Warrant on a “cashless” basis. “Event of Default” means an event of default under the February 2021 SPA or the February 2021 Debentures.

The

The February 2021 Warrant contains an adjustment provision that, subject to certain exceptions, reduces the exercise price if the Company issues shares of our Common Stock or common stock equivalents at a price lower than the then-current exercise price of the February 2021 Warrant. Any stock splits, reverse stock splits, recapitalizations, mergers, combinations and asset sales, stock dividends, and similar events will also result in an adjustment of the exercise price of the February 2021 Warrant.

The February 2021 Warrant is subject to an “exercise blocker” such that the Selling Stockholder cannot exercise any portion of the February 2021 Warrant that would result in the Selling Stockholder and its affiliates holding more than 4.99% of the then-issued and outstanding shares of the Common Stock following such exercise (excluding, for purposes of such determination, shares of the Common Stock issuable upon exercise of the February 2021 Warrant or conversion of the February 2021 Debentures that had not then been exercised or converted, respectively). The Selling Stockholder can increase that 4.99% “exercise blocker” to 9.99% upon at least 65 days’ prior written notice to the Company.

Pursuant to the terms of the February 2021 Registration Rights Agreement with the Selling Stockholder, the Company agreed to file a registration statement on Form S-1 (the “February 2021 Registration Statement”) with the SEC registering for resale the February 2021 Conversion Shares and the February 2021 Warrant Shares within 30 calendar days following the closing of the February 2021 Private Placement. The Selling Stockholder has agreed to waive this 30-calendar-day provision for so long as the Company utilized its best efforts to file its Annual Report on Form 10-K for its fiscal year ended December 31, 2020, and promptly thereafter files the February 2021 Registration Statement. Further, the Company agreed to use its best efforts to have the February 2021 Registration Statement declared effective by the SEC as soon as practicable, but in no event later than the effectiveness deadline, or by the 5th trading day following the date on which the Company is notified that the February 2021 Registration Statement will not be reviewed or is no longer subject to further review and comments. Pursuant to the February 2021 Registration Rights Agreement, the Company is subject to partial liquidated damages equal to 2.0% of the aggregate purchase price paid by the holder pursuant to the February 2021 SPA for either of the February 2021 Debentures then held by the holder for failure to file the February 2021 Registration Statement timely, failure to file with the SEC a request for acceleration in accordance with Rule 461 promulgated under the Securities Act, within five trading days after the date

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the Company is notified that the February 2021 Registration Statement will not be reviewed or is not subject to further review, the February 2021 Registration Statement is not declared effective by the effectiveness deadline, if after effectiveness, the February 2021 Registration Statement ceases for any reason to remain continuously effective as required or if the holders are not permitted to utilize the prospectus therein to resell for more than 30 consecutive calendar days or more than an aggregate of 40 calendar days during any 12-month period, or if after the six-month anniversary of the February 2021 Registration Rights Agreement, the Company does not have available adequate current public information as set forth in Rule 144(c). The parties agreed that the maximum aggregate liquidated damages payable to a holder of the February 2021 Debentures under the February 2021 Registration Rights Agreement is 24% of the aggregate purchase price paid by such holder pursuant to the February 2021 SPA. The Company also agreed, among other things, to indemnify the Selling Stockholder from certain liabilities and to pay all fees and expenses incurred by the Company in connection with the registration of the February 2021 Conversion Shares and the February 2021 Warrant Shares held by the Selling Stockholder. The Commission declared effective the February 2021 Registration Statement.

In August 2021, the Company completed a private placement transaction (the “August 2021 Private Placement”) of two secured convertible debentures (the “August 2021 Debentures”), convertible for up to 1,111,111,110 shares (the “August 2021 Conversion Shares”) of Common Stock and granted a Warrant to purchase Common Stock (the “August 2021 Warrant”), exercisable for up to 100,000,000 shares of Common Stock (the “August 2021 Warrant Shares”), pursuant to that certain Securities Purchase Agreement between the Selling Stockholder and the Company, dated as of August 20, 2021 (the “August 2021 SPA”). The Company sold and issued the initial August 2021 Debenture (the “First August 2021 Debenture”) and granted the August 2021 Warrant promptly after entering in the August 2021 SPA. The Company will sell and issue the second August 2021 Debenture (the “Second August 2021 Debenture”) promptly after the SEC declares effective the August 2021 Registration Statement (as defined below).

The August 2021 Debentures are due 12 months from their respective issuance dates and are secured by all of the Company’s assets and the assets of each of its subsidiaries pursuant to that certain Security Agreement by and among the Selling Stockholder, the Company’s subsidiaries, and the Company. Initially, the August 2021 Debentures are convertible at the lower of (i) the fixed conversion price, which is $0.03 per share, subject to adjustment (the “August 2021 Fixed Conversion Price”), or (ii) 75% of the lowest daily volume weighted average price (“VWAP”) of our Common Stock during the 15 trading days immediately preceding the conversion date, subject to adjustment (the “August 2021 Market Conversion Price”). The August 2021 Debentures contain an adjustment provision that, subject to certain exceptions, reduces the conversion price if the Company issues shares of its Common Stock or common stock equivalents at a price lower than the then-current conversion price of the August 2021 Debentures. Any stock splits, reverse stock splits, recapitalizations, mergers, combinations and asset sales, stock dividends, and similar events will also result in an adjustment of the conversion price of the August 2021 Debentures. The August 2021 Debentures are subject to a “conversion blocker” such that the Selling Stockholder cannot convert any portion of the August 2021 Debentures that would result in the Selling Stockholder and its affiliates holding more than 4.99% of the then-issued and outstanding shares of the Common Stock following such conversion (excluding, for purposes of such determination, shares of the Common Stock issuable upon conversion of the August 2021 Debentures or exercise of the August 2021 Warrant that had not then been converted or exercised, respectively). The Selling Stockholder can increase that 4.99% “conversion blocker” to 9.99% upon at least 65 days’ prior written notice to the Company. The August 2021 Debentures accrue interest at an annual rate equal to 8% and are due and payable on their respective maturity dates (or sooner if the Selling Stockholder converts the August 2021 Debentures or otherwise accelerates the maturity date, as provided for in the August 2021 Debentures). Interest is payable either in cash or, if certain Equity Conditions (as defined in the August 2021 Debentures) are then satisfied, in shares of the Common Stock at the August 2021 Market Conversion Price on the trading day immediately prior to the date paid.

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At the Company’s option, it has the right to redeem, in part or in whole, the outstanding principal and interest under the August 2021 Debentures prior to their respective maturity dates; provided, that, as of the date of the holder’s receipt of the redemption notice, (i) the VWAP of the Common Stock is less than the August 2021 Fixed Conversion Price, initially $0.03 per share, and (ii) there is no Equity Conditions failure. The Company must pay an amount equal to the principal amount being redeemed plus outstanding and accrued interest thereon, as well as a redemption premium equal to 15% of the outstanding principal amount being redeemed (the “Redemption Premium”). The Company must provide the holder 15 business days’ advance notice of its intent to make a redemption, setting forth the amount of principal and interest we desire then to redeem plus the applicable Redemption Premium

The August 2021 Debentures contain an adjustment provision that, subject to certain exceptions, reduces the conversion price if the Company issues shares of Common Stock or common stock equivalents at a price lower than the then-current conversion price of the August 2021 Debentures. Any stock splits, reverse stock splits, recapitalizations, mergers, combinations and asset sales, stock dividends, and similar events will also result in an adjustment of the conversion price of the August 2021 Debentures.

Pursuant to the August 2021 SPA, the purchase price for the First August 2021 Debenture was $1,500,000, less $70,000 for origination fees, which consisted of the “original issue discount” of $60,000 and $10,000 as a structuring fee. Pursuant to the August 2021 SPA, the purchase price for the Second August 2021 Debenture will be $1,500,000, less $60,000 as an “original issue discount.”

In connection with the August 2021 Private Placement, the Company also granted the August 2021 Warrant to purchase up to an aggregate of 50 million shares of the Common Stock. The August 2021 Warrant has a three-year term and is immediately exercisable at an exercise price of $0.03 per share, subject to adjustment. If the Company fails to maintain an effective registration statement with the SEC covering the resale of the August 2021 Warrant Shares, or if an Event of Default (as defined below) has occurred and is continuing, then the holder may exercise the August 2021 Warrant on a “cashless” basis. “Event of Default” means an event of default under the August 2021 SPA or the August 2021 Debentures.

The August 2021 Warrant contains an adjustment provision that, subject to certain exceptions, reduces the exercise price if the Company issues shares of our Common Stock or common stock equivalents at a price lower than the then-current exercise price of the August 2021 Warrant. Any stock splits, reverse stock splits, recapitalizations, mergers, combinations and asset sales, stock dividends, and similar events will also result in an adjustment of the exercise price of the August 2021 Warrant.

The August 2021 Warrant is subject to an “exercise blocker” such that the Selling Stockholder cannot exercise any portion of the August 2021 Warrant that would result in the Selling Stockholder and its affiliates holding more than 4.99% of the then-issued and outstanding shares of the Common Stock following such exercise (excluding, for purposes of such determination, shares of the Common Stock issuable upon exercise of the August 2021 Warrant or conversion of the August 2021 Debentures that had not then been exercised or converted, respectively). The Selling Stockholder can increase that 4.99% “exercise blocker” to 9.99% upon at least 65 days’ prior written notice to the Company.

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the terms of the August 2021 Registration Rights Agreement with the Selling Stockholder, the Company agreed to file a registration statement on Form S-1 (the “August 2021 Registration Statement”) with the SEC registering for resale the August 2021 Conversion Shares and the August 2021 Warrant Shares within 30 calendar days following the closing of the August 2021 Private Placement. The Selling Stockholder has agreed to waive this 30-calendar-day provision for so long as the Company utilized its best efforts to file its Annual Report on Form 10-K for its fiscal year ended December 31, 2020, and promptly thereafter files the August 2021 Registration Statement. Further, the Company agreed to use its best efforts to have the August 2021 Registration Statement declared effective by the SEC as soon as practicable, but in no event later than the effectiveness deadline, or by the 5th trading day following the date on which the Company is notified that the August 2021 Registration Statement will not be reviewed or is no longer subject to further review and comments. Pursuant to the August 2021 Registration Rights Agreement, the Company is subject to partial liquidated damages equal to 2.0% of the aggregate purchase price paid by the holder pursuant to the August 2021 SPA for either of the August 2021 Debentures then held by the holder for failure to file the August 2021 Registration Statement timely, failure to file with the SEC a request for acceleration in accordance with Rule 461 promulgated under the Securities Act, within five trading days after the date the Company is notified that the August 2021 Registration Statement will not be reviewed or is not subject to further review, the August 2021 Registration Statement is not declared effective by the effectiveness deadline, if after effectiveness, the August 2021 Registration Statement ceases for any reason to remain continuously effective as required or if the holders are not permitted to utilize the prospectus therein to resell for more than 30 consecutive calendar days or more than an aggregate of 40 calendar days during any 12-month period, or if after the six-month anniversary of the August 2021 Registration Rights Agreement, the Company does not have available adequate current public information as set forth in Rule 144(c). The parties agreed that the maximum aggregate liquidated damages payable to a holder of the August 2021 Debentures under the August 2021 Registration Rights Agreement is 24% of the aggregate purchase price paid by such holder pursuant to the August 2021 SPA. The Company also agreed, among other things, to indemnify the Selling Stockholder from certain liabilities and to pay all fees and expenses incurred by the Company in connection with the registration of the August 2021 Conversion Shares and the August 2021 Warrant Shares held by the Selling Stockholder. The Commission declared effective the August 2021 Registration Statement.

T.	Recently Issued Accounting Pronouncements

The Company has evaluated all recently issued accounting pronouncements, issued or proposed, by the FASB or other standards-setting bodies as of the period ending September 30, 2021. The Company does not expect a material impact on the Company’s financial position, result of operations, or cash flows from these pronouncements.

NOTE 3 – INVENTORY

Inventory consisted of the following:

	September 30, 2021	December 31, 2020
CBD Energy Water	$111,414	$159,813
Hemp Energy Drink	248,507	343,119
Storm CBD Water	29,519	28,692
Ooh La Lemin Drink	162,004	—
Merchandise and Apparel	11,564	11,948
Unfilled Cans, Trays and Sleeves	44,134	38,705
Miscellaneous Beverages	95,030	33,225
Raw Materials	17,444
Other Inventory	140,274	43,362
Point of Sale Inventory	6,723	1,640
Total Inventory	$866,613	$660,504

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30, 2021	December 31, 2020
Furniture and Fixtures	$72,575	$57,879
Computers and Software	28,108	16,638
Machinery & Equipment	98,593	79,951
Vehicles	160,415	68,135
Less: Accumulated Depreciation	(78,662)	(54,731)
Property, plant and equipment, net	$281,029	$167,872

Depreciation for the three months ended September 30, 2021 and 2020, was approximately $12,500 and $9,200 respectively, and for the nine months ended September 30, 2021 and 2020, was approximately $32,800 and $24,800, respectively, and is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Loss.

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

Pursuant to the Merger Agreement, and subject to the terms and conditions contained therein, we acquired all of the shares of capital stock of S and S from the five holders thereof (the “S and S Legacy Shareholders”). In consideration thereof, we issued to them an aggregate of nine million restricted shares of Kona Gold Beverage, Inc.’s common stock (the “Acquisition Stock”) on a pro rata basis. Kona Gold Beverage, Inc. did not grant them any registration rights in respect of the shares of Acquisition Stock. We also agreed to pay an aggregate of $1,050,000 (the “Aggregate Acquisition Payments”), the majority of which is allocated to certain creditors of S and S (including one of the S and S Legacy Shareholders) and approximately $89,000 of which (the “Remaining Acquisition Payments”) is allocated to the five S and S Legacy Shareholders on a pro rata basis. $400,000 of the Aggregate Acquisition Payments are scheduled to be paid in the next two weeks. The balance of the Aggregate Acquisition Payments, including the Remaining Acquisition Payments, are scheduled to be paid in monthly installments, in arrears on the tenth calendar day of each month, commencing on March 10, 2021, at a rate equivalent to $2.00 per case of Lemin Superior Lemonade (the product line of S and S that we have now branded as Ooh La Lemin) that we sell until the Aggregate Acquisition Payments have been paid in full. In addition to the Aggregate Acquisition Payments, we also assumed and agreed to pay certain other liabilities of S and S as set forth in the Merger Agreement. Because of this goodwill was recorded in the amount of $1,275,938, see Note 19 – Acquisition of S and S Beverage, Inc.

Changes in goodwill are as follows:

	September 30,	December 31,
	2021	2020
Beginning of year	$—	$—
Acquired goodwill	1,275,938	—
Impairment	—	—
Total goodwill	$1,275,938	$—

Intangible assets consisted of the following:

	September 30, 2021	December 31, 2020
Trademark (HighDrate)	$81,750	$81,750
Website Development (Ooh La Lemin)	12,201	—
Less: Accumulated Amortization	(19,207)	(12,262)
Total Intangible Asset	$74,744	$69,488

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Estimated future amortization expense related to the intangible asset is as follows:

Fiscal year ending:
December 31, 2021 (remaining 3 months)	2,349
December 31, 2022	9,395
December 31, 2023	9,395
December 31, 2024	9,395
December 31, 2025	9,395
Thereafter	34,815
Finite-Lived Intangible Assets, Net	$74,744

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

	September 30, 2021	December 31, 2020
Investment in Branded Legacy	$—	$—
Note receivable	1,500,000	1,500,000
Less: Allowance for doubtful account	(1,500,000)	(1,500,000)
Note receivable, net	$—	$—

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

The share-based payments granted for the nine months ended September 30, 2021 and the year ended December 31, 2020, were 12,100,000  and 10,085,140 shares of the Common Stock, respectively. No stock-based Common Stock was cancelled or forfeited for the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively.

For the nine months ended September 30, 2021 and 2020, the Company recognized stock-based compensation expense, which is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Loss, as follows:

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2021	2020
Employee stock awards	$55,800	$476,000
Non-employee stock awards	270,900	2,577
Total stock-based compensation expense	$326,700	$478,577

The Company expenses stock-based compensation cost in the current period at the grant date. No future years of compensation is expected for the next five fiscal years. The Company has a balance in accrued stock-based compensation at September 30, 2021 and December 31, 2020, of $1,386,497 and $1,386,497, respectively.

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – LINE OF CREDIT

On May 5, 2018, Kona entered into a Line of Credit Agreement with Matthew Nicoletti as the lender, which established a revolving line of credit in the amount of up to $400,000. The line of credit matures on May 5, 2022 and is reflected as non-current on the accompanying Consolidated Balance Sheets. Advances under the line of credit bear interest at the rate of 3.75 percent per annum. Payments of principal and accrued interest are payable on the maturity date. At September 30, 2021 and December 31, 2020, the line of credit had an outstanding principal balance of $198,470, respectively, and accrued interest of $42,683 and $32,102, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

A.	Long-term debt consists of two note payables with a related party:

1)	On October 31, 2018, Kona issued a Standard Promissory Note in favor of Robert Clark, as lender, in the original principal amount of $20,000. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The note bears no interest. Principal payments of $500 per month commenced in February 2019, with the final payment due in April 2021. At September 30, 2021, this note had been paid in full. At December 31, 2020 the balance of this note was $8,500.

2)	On February 19, 2019, Gold Leaf issued a Standard Promissory Note in Favor of Robert Clark, as lender, in the original principal amount of $70,000. The note bears no interest. Principal payments of $500 per month commenced in March 2019, with final payment due in March 2021. On March 15, 2021, Gold Leaf issued an Amendment to the original issued Standard Promissory Note in Favor of Robert Clark for the remaining outstanding principle of $58,000. Principal payment of $500 per month, with final payment due in March 2022. The outstanding principal balance of this note at September 30, 2021 and December 31, 2020 was $55,000 and $59,500, respectively.

The future maturities are as follows:

December 31, 2021 (remaining 3 months)	$55,000
Long-term Debt	$55,000

B.	Lines of credit consists of two agreements with a related party:

1)	On April 4, 2019, Kona entered into a Line of Credit Agreement with Robert Clark. The agreement established a revolving line of credit in the amount of up to $1,500,000. Advances under this line of credit bear interest at the rate of 3.75 percent per annum. The line of credit matures on April 4, 2022, at which time all outstanding principal amounts and accrued interest are due and payable. At September 30, 2021 and December 31, 2020, outstanding principal was $1,372,651 and $1,369,651, respectively, and accrued interest was $73,906 and $36,397, respectively.

2)	On August 29, 2019, Gold Leaf entered into a Line of Credit Agreement with Robert Clark. The agreement established a revolving line of credit in the amount of up to $200,000. Advances under this line of credit bear interest at the rate of 3.75 percent per annum. The line of credit matures on August 29, 2021, at which time all outstanding principal amounts and accrued interest are due and payable. At September 30, 2021 and December 31, 2020, outstanding principal was $125,500 and $100,000, respectively, and accrued interest was $7,065 and $3,545, respectively.

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

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the 2020 SPA, the purchase price for the First 2020 Debenture was $250,000, less $15,000 for origination fees, which consisted of the “original issue discount” of $10,000 and $5,000 as a structuring fee. On December 23, 2020, the Company converted $100,000 of the principal of, and $12,274 of accrued interest on, the First 2020 Debenture into 8,255,438 shares of the Company’s common stock. On January 25, 2021, the Company converted $150,000 of the principal of, and $1,118 of accrued interest on, the First 2020 Debenture into 7,094,732 shares of the Company’s common stock, see Note 12, Equity Transactions. At March 31, 2021, no balance remains on the First 2020 Debenture.

Pursuant to the 2020 SPA, the purchase price for the Second 2020 Debenture was $250,000, less $10,000 for origination fees, which consisted of the “original issue discount” of $10,000 fee. On January 25, 2021, the Company converted $100,000 of the principal of, and $10,410 of accrued interest on, the Second 2020 Debenture into 5,183,613 shares of the Company’s common stock. On February 19, 2021, the Company converted $150,000 of the principal of, and $855 of accrued interest on, the Second 2020 Debenture into 7,252,634 shares of the Company’s common stock see Note 12, Equity Transactions. At March 31, 2021, no balance remains on the First 2020 Debenture.

Pursuant to the 2020 SPA, the purchase price for the Third 2020 Debenture was $500,000, less $10,000 for origination fees, which consisted of the “original issue discount” of $10,000 fee. On January 12, 2021, the Company converted $200,000 of the principal of, and $1,425 of accrued interest on, the First 2020 Debenture into 10,887,819 shares of the Company’s common stock, see Note 12, Equity Transactions. On May 5, 2021, the Company converted $300,000 of the principal of, and $7,496 of accrued interest on, the First 2020 Debenture into issued an aggregate of 14,436,426 shares of common stock, see Note 12, Equity Transactions. At September 30, 2021, no balance remains on the Third 2020 Debenture.

February 2021 Securities Purchase Agreement

In February 2021, the Company completed a private placement transaction (the “February 2021 Private Placement”) of two secured convertible debentures (the “February 2021 Debentures”), convertible for up to 154,958,678 shares (the “February 2021 Conversion Shares”) of Common Stock and granted a Warrant to purchase Common Stock (the “February 2021 Warrant”), exercisable for up to 50,000,000 shares of Common Stock (the “February 2021 Warrant Shares”), pursuant to that certain Securities Purchase Agreement between the Selling stockholder and the Company, dated as of February 10, 2021 (the “February 2021 SPA”). The Company sold and issued the initial February 2021 Debenture (the “First February 2021 Debenture”) and granted the February 2021 Warrant promptly after entering in the February 2021 SPA. The Company will sell and issue the second February 2021 Debenture (the “Second February 2021 Debenture”) promptly after the SEC declares effective the February 2021 Registration Statement (as defined below).

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The February 2021 Debentures are due 12 months from their respective issuance dates and are secured by all of the Company’s assets and the assets of each of its subsidiaries pursuant to that certain Security Agreement by and among the Selling Stockholder, the Company’s subsidiaries, and the Company. Initially, the February 2021 Debentures are convertible at the lower of (i) the fixed conversion price, which is $0.03 per share, subject to adjustment (the “February 2021 Fixed Conversion Price”), or (ii) 80% of the lowest daily volume weighted average price (“VWAP”) of our Common Stock during the 15 trading days immediately preceding the conversion date, subject to adjustment (the “February 2021 Market Conversion Price”). The February 2021 Debentures contain an adjustment provision that, subject to certain exceptions, reduces the conversion price if the Company issues shares of its Common Stock or common stock equivalents at a price lower than the then-current conversion price of the February 2021 Debentures. Any stock splits, reverse stock splits, recapitalizations, mergers, combinations and asset sales, stock dividends, and similar events will also result in an adjustment of the conversion price of the February 2021 Debentures. The February 2021 Debentures are subject to a “conversion blocker” such that the Selling Stockholder cannot convert any portion of the February 2021 Debentures that would result in the Selling Stockholder and its affiliates holding more than 4.99% of the then-issued and outstanding shares of the Common Stock following such conversion (excluding, for purposes of such determination, shares of the Common Stock issuable upon conversion of the February 2021 Debentures or exercise of the February 2021 Warrant that had not then been converted or exercised, respectively). The Selling Stockholder can increase that 4.99% “conversion blocker” to 9.99% upon at least 65 days’ prior written notice to the Company. The February 2021 Debentures accrue interest at an annual rate equal to 8% and are due and payable on their respective maturity dates (or sooner if the Selling Stockholder converts the February 2021 Debentures or otherwise accelerates the maturity date, as provided for in the February 2021 Debentures). Interest is payable either in cash or, if certain Equity Conditions (as defined in the February 2021 Debentures) are then satisfied, in shares of the Common Stock at the February 2021 Market Conversion Price on the trading day immediately prior to the date paid.

At the Company’s option, it has the right to redeem, in part or in whole, the outstanding principal and interest under the February 2021 Debentures prior to their respective maturity dates; provided, that, as of the date of the holder’s receipt of the redemption notice, (i) the VWAP of the Common Stock is less than the February 2021 Fixed Conversion Price, initially $0.03 per share, and (ii) there is no Equity Conditions failure. The Company must pay an amount equal to the principal amount being redeemed plus outstanding and accrued interest thereon, as well as a redemption premium equal to 15% of the outstanding principal amount being redeemed (the “Redemption Premium”). The Company must provide the holder 15 business days’ advance notice of its intent to make a redemption, setting forth the amount of principal and interest we desire then to redeem plus the applicable Redemption Premium.

The February 2021 Debentures contain an adjustment provision that, subject to certain exceptions, reduces the conversion price if the Company issues shares of Common Stock or common stock equivalents at a price lower than the then-current conversion price of the February 2021 Debentures. Any stock splits, reverse stock splits, recapitalizations, mergers, combinations and asset sales, stock dividends, and similar events will also result in an adjustment of the conversion price of the February 2021 Debentures.

Pursuant to the February 2021 SPA, the purchase price for the First February 2021 Debenture was $900,000, less $41,000 for origination fees, which consisted of the “original issue discount” of $36,000 and $5,000 as a structuring fee. Pursuant to the February 2021 SPA, the purchase price for the Second February 2021 Debenture will be $600,000, less $24,000 as an “original issue discount.”

In connection with the February 2021 Private Placement, the Company also granted the February 2021 Warrant to purchase up to an aggregate of 50 million shares of the Common Stock. The February 2021 Warrant has a three-year term and is immediately exercisable at an exercise price of $0.03 per share, subject to adjustment. If the Company fails to maintain an effective registration statement with the SEC covering the resale of the February 2021 Warrant Shares, or if an Event of Default (as defined below) has occurred and is continuing, then the holder may exercise the February 2021 Warrant on a “cashless” basis. “Event of Default” means an event of default under the February 2021 SPA or the February 2021 Debentures.

The February 2021 Warrant contains an adjustment provision that, subject to certain exceptions, reduces the exercise price if the Company issues shares of our Common Stock or common stock equivalents at a price lower than the then-current exercise price of the February 2021 Warrant. Any stock splits, reverse stock splits, recapitalizations, mergers, combinations and asset sales, stock dividends, and similar events will also result in an adjustment of the exercise price of the February 2021 Warrant.

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The February 2021 Warrant is subject to an “exercise blocker” such that the Selling Stockholder cannot exercise any portion of the February 2021 Warrant that would result in the Selling Stockholder and its affiliates holding more than 4.99% of the then-issued and outstanding shares of the Common Stock following such exercise (excluding, for purposes of such determination, shares of the Common Stock issuable upon exercise of the February 2021 Warrant or conversion of the February 2021 Debentures that had not then been exercised or converted, respectively). The Selling Stockholder can increase that 4.99% “exercise blocker” to 9.99% upon at least 65 days’ prior written notice to the Company.

Pursuant to the terms of the February 2021 Registration Rights Agreement with the Selling Stockholder, the Company agreed to file a registration statement on Form S-1 (the “February 2021 Registration Statement”) with the SEC registering for resale the February 2021 Conversion Shares and the February 2021 Warrant Shares within 30 calendar days following the closing of the February 2021 Private Placement. The Selling Stockholder has agreed to waive this 30-calendar-day provision for so long as the Company utilized its best efforts to file its Annual Report on Form 10-K for its fiscal year ended December 31, 2020, and promptly thereafter files the February 2021 Registration Statement. Further, the Company agreed to use its best efforts to have the February 2021 Registration Statement declared effective by the SEC as soon as practicable, but in no event later than the effectiveness deadline, or by the 5th trading day following the date on which the Company is notified that the February 2021 Registration Statement will not be reviewed or is no longer subject to further review and comments. Pursuant to the February 2021 Registration Rights Agreement, the Company is subject to partial liquidated damages equal to 2.0% of the aggregate purchase price paid by the holder pursuant to the February 2021 SPA for either of the February 2021 Debentures then held by the holder for failure to file the February 2021 Registration Statement timely, failure to file with the SEC a request for acceleration in accordance with Rule 461 promulgated under the Securities Act, within five trading days after the date the Company is notified that the February 2021 Registration Statement will not be reviewed or is not subject to further review, the February 2021 Registration Statement is not declared effective by the effectiveness deadline, if after effectiveness, the February 2021 Registration Statement ceases for any reason to remain continuously effective as required or if the holders are not permitted to utilize the prospectus therein to resell for more than 30 consecutive calendar days or more than an aggregate of 40 calendar days during any 12-month period, or if after the six-month anniversary of the February 2021 Registration Rights Agreement, the Company does not have available adequate current public information as set forth in Rule 144(c). The parties agreed that the maximum aggregate liquidated damages payable to a holder of the February 2021 Debentures under the February 2021 Registration Rights Agreement is 24% of the aggregate purchase price paid by such holder pursuant to the February 2021 SPA. The Company also agreed, among other things, to indemnify the Selling Stockholder from certain liabilities and to pay all fees and expenses incurred by the Company in connection with the registration of the February 2021 Conversion Shares and the February 2021 Warrant Shares held by the Selling Stockholder.

Pursuant to the February 2021 SPA, the purchase price for the First February 2021 Debenture was $900,000, less $41,000 for origination fees, which consisted of the “original issue discount” of $36,000 and $5,000 as a structuring fee.

At September 30, 2021, the principal balance of the First February 2021 Debenture is $900,000.

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

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the February 2021 SPA, the purchase price for the Second February 2021 Debenture was $600,000, less $200,000 for the “Partial Second Convertible Debenture”, dated May 5, 2021, less for origination fees, which consisted of the “original issue discount” of $16,000. On June 9, 2021, the Company converted $200,000 of the principal of, and $1,578 of accrued interest on the Second February 2021 Debenture into 6,719,269 shares of the Company’s common stock see Note 11, equity transactions. At September 30, 2021, no balance remains on the Second February 2021 Debenture.

August 2021 Securities Purchase Agreement

In August 2021, the Company completed a private placement transaction (the “August 2021 Private Placement”) of two secured convertible debentures (the “August 2021 Debentures”), convertible for up to 1,111,111,110 shares (the “August 2021 Conversion Shares”) of Common Stock and granted a Warrant to purchase Common Stock (the “August 2021 Warrant”), exercisable for up to 100,000,000 shares of Common Stock (the “August 2021 Warrant Shares”), pursuant to that certain Securities Purchase Agreement between the Selling stockholder and the Company, dated as of August 20, 2021 (the “August 2021 SPA”). The Company sold and issued the initial August 2021 Debenture (the “First August 2021 Debenture”) and granted the August 2021 Warrant promptly after entering in the August 2021 SPA. The Company will sell and issue the second August 2021 Debenture (the “Second August 2021 Debenture”) promptly after the SEC declares effective the August 2021 Registration Statement (as defined below).

The August 2021 Debentures are due 12 months from their respective issuance dates and are secured by all of the Company’s assets and the assets of each of its subsidiaries pursuant to that certain Security Agreement by and among the Selling Stockholder, the Company’s subsidiaries, and the Company. Initially, the August 2021 Debentures are convertible at the lower of (i) the fixed conversion price, which is $0.03 per share, subject to adjustment (the “August 2021 Fixed Conversion Price”), or (ii) 75% of the lowest daily volume weighted average price (“VWAP”) of our Common Stock during the 15 trading days immediately preceding the conversion date, subject to adjustment (the “August 2021 Market Conversion Price”). The August 2021 Debentures contain an adjustment provision that, subject to certain exceptions, reduces the conversion price if the Company issues shares of its Common Stock or common stock equivalents at a price lower than the then-current conversion price of the August 2021 Debentures. Any stock splits, reverse stock splits, recapitalizations, mergers, combinations and asset sales, stock dividends, and similar events will also result in an adjustment of the conversion price of the August 2021 Debentures. The August 2021 Debentures are subject to a “conversion blocker” such that the Selling Stockholder cannot convert any portion of the August 2021 Debentures that would result in the Selling Stockholder and its affiliates holding more than 4.99% of the then-issued and outstanding shares of the Common Stock following such conversion (excluding, for purposes of such determination, shares of the Common Stock issuable upon conversion of the August 2021 Debentures or exercise of the August 2021 Warrant that had not then been converted or exercised, respectively). The Selling Stockholder can increase that 4.99% “conversion blocker” to 9.99% upon at least 65 days’ prior written notice to the Company. The August 2021 Debentures accrue interest at an annual rate equal to 8% and are due and payable on their respective maturity dates (or sooner if the Selling Stockholder converts the August 2021 Debentures or otherwise accelerates the maturity date, as provided for in the August 2021 Debentures). Interest is payable either in cash or, if certain Equity Conditions (as defined in the August 2021 Debentures) are then satisfied, in shares of the Common Stock at the August 2021 Market Conversion Price on the trading day immediately prior to the date paid.

At the Company’s option, it has the right to redeem, in part or in whole, the outstanding principal and interest under the August 2021 Debentures prior to their respective maturity dates; provided, that, as of the date of the holder’s receipt of the redemption notice, (i) the VWAP of the Common Stock is less than the August 2021 Fixed Conversion Price, initially $0.03 per share, and (ii) there is no Equity Conditions failure. The Company must pay an amount equal to the principal amount being redeemed plus outstanding and accrued interest thereon, as well as a redemption premium equal to 15% of the outstanding principal amount being redeemed (the “Redemption Premium”). The Company must provide the holder 15 business days’ advance notice of its intent to make a redemption, setting forth the amount of principal and interest we desire then to redeem plus the applicable Redemption Premium.

The August 2021 Debentures contain an adjustment provision that, subject to certain exceptions, reduces the conversion price if the Company issues shares of Common Stock or common stock equivalents at a price lower than the then-current conversion price of the August 2021 Debentures. Any stock splits, reverse stock splits, recapitalizations, mergers, combinations and asset sales, stock dividends, and similar events will also result in an adjustment of the conversion price of the August 2021 Debentures.

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the August 2021 SPA, the purchase price for the First August 2021 Debenture was $1,500,000, less $70,000 for origination fees, which consisted of the “original issue discount” of $60,000 and $10,000 as a structuring fee. Pursuant to the August 2021 SPA, the purchase price for the Second August 2021 Debenture will be $1,500,000, less $10,000 as an “original issue discount.”

In connection with the August 2021 Private Placement, the Company also granted the August 2021 Warrant to purchase up to an aggregate of 100 million shares of the Common Stock. The August 2021 Warrant has a three-year term and is immediately exercisable at an exercise price of $0.03 per share, subject to adjustment. If the Company fails to maintain an effective registration statement with the SEC covering the resale of the August 2021 Warrant Shares, or if an Event of Default (as defined below) has occurred and is continuing, then the holder may exercise the August 2021 Warrant on a “cashless” basis. “Event of Default” means an event of default under the August 2021 SPA or the August 2021 Debentures.

The August 2021 Warrant contains an adjustment provision that, subject to certain exceptions, reduces the exercise price if the Company issues shares of our Common Stock or common stock equivalents at a price lower than the then-current exercise price of the August 2021 Warrant. Any stock splits, reverse stock splits, recapitalizations, mergers, combinations and asset sales, stock dividends, and similar events will also result in an adjustment of the exercise price of the August 2021 Warrant.

The August 2021 Warrant is subject to an “exercise blocker” such that the Selling Stockholder cannot exercise any portion of the August 2021 Warrant that would result in the Selling Stockholder and its affiliates holding more than 4.99% of the then-issued and outstanding shares of the Common Stock following such exercise (excluding, for purposes of such determination, shares of the Common Stock issuable upon exercise of the August 2021 Warrant or conversion of the August 2021 Debentures that had not then been exercised or converted, respectively). The Selling Stockholder can increase that 4.99% “exercise blocker” to 9.99% upon at least 65 days’ prior written notice to the Company.

Pursuant to the terms of the August 2021 Registration Rights Agreement with the Selling Stockholder, the Company agreed to file a registration statement on Form S-1 (the “August 2021 Registration Statement”) with the SEC registering for resale the August 2021 Conversion Shares and the August 2021 Warrant Shares within 30 calendar days following the closing of the August 2021 Private Placement. The Selling Stockholder has agreed to waive this 30-calendar-day provision for so long as the Company utilized its best efforts to file its Annual Report on Form 10-K for its fiscal year ended December 31, 2020, and promptly thereafter files the August 2021 Registration Statement. Further, the Company agreed to use its best efforts to have the August 2021 Registration Statement declared effective by the SEC as soon as practicable, but in no event later than the effectiveness deadline, or by the 5th trading day following the date on which the Company is notified that the August 2021 Registration Statement will not be reviewed or is no longer subject to further review and comments. Pursuant to the August 2021 Registration Rights Agreement, the Company is subject to partial liquidated damages equal to 2.0% of the aggregate purchase price paid by the holder pursuant to the August 2021 SPA for either of the August 2021 Debentures then held by the holder for failure to file the August 2021 Registration Statement timely, failure to file with the SEC a request for acceleration in accordance with Rule 461 promulgated under the Securities Act, within five trading days after the date the Company is notified that the August 2021 Registration Statement will not be reviewed or is not subject to further review, the August 2021 Registration Statement is not declared effective by the effectiveness deadline, if after effectiveness, the August 2021 Registration Statement ceases for any reason to remain continuously effective as required or if the holders are not permitted to utilize the prospectus therein to resell for more than 30 consecutive calendar days or more than an aggregate of 40 calendar days during any 12-month period, or if after the six-month anniversary of the August 2021 Registration Rights Agreement, the Company does not have available adequate current public information as set forth in Rule 144(c). The parties agreed that the maximum aggregate liquidated damages payable to a holder of the August 2021 Debentures under the August 2021 Registration Rights Agreement is 24% of the aggregate purchase price paid by such holder pursuant to the August 2021 SPA. The Company also agreed, among other things, to indemnify the Selling Stockholder from certain liabilities and to pay all fees and expenses incurred by the Company in connection with the registration of the August 2021 Conversion Shares and the August 2021 Warrant Shares held by the Selling Stockholder.

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the August 2021 SPA, the purchase price for the First August 2021 Debenture was $1,500,000, less $70,000 for origination fees, which consisted of the “original issue discount” of $60,000 and $10,000 as a structuring fee. At September 30, 2021, the principal balance of the First August 2021 Debenture is $1,500,000.

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

The derivative liabilities were valued using Black-Scholes pricing model with the following average assumptions:

September 30, 2021
Stock Price	$0.0166
Exercise Price	$0.0124
Expected Life	1
Volatility	87.6%
Dividend Yield	0%
Risk-Free Interest Rate	0.08%

Fair Value	$1,225,741

The following table summarizes the changes in the Company’s assets and liabilities measured at fair value as of September 30, 2021:

	March 31, 2021	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Convertible promissory notes with embedded conversion option	$1,225,741		$1,225,741
Total	$1,225,741		$1,225,741

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth a summary of change in fair value of the Company’s derivative liabilities for the year ended September 30, 2021:

Fair value, January 1, 2020	$—
Change in fair value of embedded conversion features of debenture included in earnings	—
Embedded conversion option liability recorded in connection with the issuance of 2020 debenture	148,628
Fair value, June 30, 2020	$148,628
Change in fair value of embedded conversion features of debenture included in earnings	(39,725)
Embedded conversion option liability recorded in connection with the issuance of 2020 debentures	108,903
Fair value, September 30, 2020	$217,806
Change in fair value of embedded conversion features of debenture included in earnings	(69,051)
Embedded conversion option liability recorded in connection with the issuance of 2020 debentures	212,397
Fair value, December 31, 2020	$361,152
Change in fair value of embedded conversion features of debenture included in earnings	(202,443)
Embedded conversion option liability recorded in connection with the issuance of 2021 debentures	468,309
Fair value, March 31, 2021	$627,018
Change in fair value of embedded conversion features of debenture included in earnings	(307,585)
Embedded conversion option liability recorded in connection with the issuance of February 2021 debentures	166,088
Fair value, June 30, 2021	$485,521
Change in fair value of embedded conversion features of debenture included in earnings	(120,306)
Embedded conversion option liability recorded in connection with the issuance of August 2021 debentures	860,526
Fair value, September 30, 2021	$1,225,741

Warrant

The Company also granted the 2020 Warrant, February 2021 Warrant, and the August 2021 Warrant to purchase up to an aggregate of 20 million shares, 50 million, and 100 million shares of Common Stock, respectively. Each of the 2020 Warrant, February 2021 Warrant, and the August 2021 Warrant has a three-year term. The 2020 Warrant is immediately exercisable at an exercise price of $0.05 per share, subject to adjustment. Each of the February 2021 Warrant and the August 2021 Warrant is immediately exercisable at an exercise price of $0.03 per share, subject to adjustment. If the Company fails to maintain an effective registration statement with the SEC covering the resale of the 2020 Warrant Shares, the February 2021 Warrant Shares, and the August 2021 Warrant Shares, or if an Event of Default (as defined below) has occurred and is continuing, then the holder may exercise, respectively, the 2020 Warrant, the February 2021 Warrant, and the August 2021 Warrant on a “cashless” basis. “Event of Default” means an event of default under the 2020 SPA, the February 2021 SPA and the August 2021 SPA or the 2020 Debentures, February 2021 Debentures and the August 2021 Debentures, respectively.

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The 2020 Warrant, February 2021 Warrant, and the August 2021 Warrant, respectively, each contains an adjustment provision that, subject to certain exceptions, reduces the exercise price if the Company issues shares of our Common Stock or common stock equivalents at a price lower than the then-current exercise price of the 2020 Warrant, February 2021 Warrant, and the August 2021 Warrant, respectively. Any stock splits, reverse stock splits, recapitalizations, mergers, combinations and asset sales, stock dividends, and similar events will also result in an adjustment of the exercise price of the 2020 Warrant, February 2021 Warrant, and the August 2021 Warrant, respectively.

Each of the 2020 Warrant, February 2021 Warrant, and the August 2021 Warrant is subject to an “exercise blocker” such that the Selling Stockholder cannot exercise any portion of any of those warrants if such exercise would result in the Selling Stockholder and its affiliates holding more than 4.99% of the then-issued and outstanding shares of the Common Stock following such exercise (excluding, for purposes of such determination, shares of the Common Stock issuable, respectively, upon exercise of the 2020 Warrant, February 2021 Warrant, and the August 2021 Warrant or conversion of the 2020 Debentures, February 2021 Debentures, and the August 2021 Debentures, respectively, that had not then been exercised or converted, respectively). The Selling Stockholder can increase that 4.99% “exercise blocker” to 9.99% upon at least 65 days’ prior written notice to the Company.

During the year ended December 31, 2020, the Company granted the 2020 Warrant that was immediately exercisable for up to 20,000,000 shares of Common Stock. During the three months ended March 31, 2021, the Company granted the February 2021 Warrant that was immediately exercisable for up to 50,000,000 shares of Common Stock. During the three months ended September 30, 2021, the Company granted the August 2021 Warrant that was immediately exercisable for up to 100,000,000 shares of Common Stock. Each of the 2020 Warrant, February 2021 Warrant, and the August 2021 Warrant was fully expensed as an interest expense related to the respective 2020 Warrant, February 2021 Warrant, and the August 2021 Warrant that was issued in connection with the consummation of the transactions contemplated by the 2020 SPA, the February 2021 SPA, and the August 2021 SPA, respectively, and no liability was recorded as of September 30, 2021 and December 31, 2020, respectively.

NOTE 11 – PAYCHECK PROTECTION PROGRAM LOAN

On May 4, 2020, the Company entered into a Paycheck Protection Promissory Note in the original principal amount of $95,161 (the “First PPP Loan”) with Wells Fargo Bank, N.A (“Wells Fargo”). The First PPP Loan was made under, and is subject to, the terms and conditions of the Paycheck Protection Program (the “PPP”), which was established as part of the Coronavirus Aid, Relief and Economic Security Act the (“CARES Act”) and is administered by the U.S. Small Business Administration (the “SBA”). The PPP provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The term of the First PPP Loan was two years, with a maturity date of May 6, 2022 and it contains a favorable fixed annual interest rate of 1.00%. Payments of principal and interest on the First PPP Loan were deferred until the date on which the amount of the forgiveness determined under the PPP Program Requirements was remitted to Wells Fargo and then would continue monthly until the maturity of the First PPP Loan. If the we failed to apply for forgiveness within 10 months after the last day of the Covered Period, as defined in the PPP Program Requirements, monthly principal and interest payments would commence 10 months from the last day of the Covered Period. Payments of principal and interest must be made on such date as designated by Wells Fargo in the months that they are due. Thereafter, principal and interest would be payable monthly and may be prepaid at any time prior to maturity with no prepayment penalties.

In January 2021, the Company entered into a second Paycheck Protection Promissory Note in the original principal amount of $117,487 (the “Second PPP Loan”) with Wells Fargo. The Second PPP Loan was made under, and is subject to, the terms and conditions of the PPP. The current term of the Second PPP Loan is five years, with a maturity date of January 2026 and it contains a favorable fixed annual interest rate of 1.00%. Payments of principal and interest on the Second PPP Loan were deferred for the first six months of its term, or July 2021. Thereafter, principal and interest are payable monthly and may be prepaid by us at any time prior to maturity with no prepayment penalties.

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of the CARES Act, recipients can apply for and receive forgiveness for all, or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs, mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”), and on the maintenance of employee and compensation levels during a certain time period following the funding of the First PPP Loan and the Second PPP Loan. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight-week period. The Company has used the proceeds of each of the PPP Loan and the Second PPP Loan for salaries and wages, building lease expense, and utilities. On April 27, 2021, the First PPP Loan was forgiven for the full amount. No assurance is provided that the Company will be able to obtain forgiveness of the Second PPP Loan in whole or in part.

In May 2020, the Company also received an advance in the amount of $7,000 as part of the Economic Injury Disaster Loan program offered by the SBA. This advance was received after the Company filed its application for the First PPP Loan. The advance was not included in any of the documentation related to the First PPP Loan; however, this advance was included as part of the First PPP Loan forgiveness.

NOTE 12 – EQUITY TRANSACTIONS

Preferred Stock

The Company’s issued and outstanding preferred stock, par value $0.00001 per share, at September 30, 2021 and December 31, 2020 was 988,140, respectively. The Board, without further stockholder approval, may issue preferred stock in one or more series from time to time and fix or alter the designations, relative rights, priorities, preferences, qualifications, limitations and restrictions of the shares of each series.

Series A Preferred Stock

The Company had authorized 4,000,000 shares of Series A Preferred Stock, par value of $0.00001 per share (the “Series A Preferred Stock”), of which no shares were authorized, issued or outstanding at September 30, 2021 and December 31, 2020 and 4,000,000 shares were authorized, issued and outstanding at September 30, 2021 and December 31, 2020. Each share of Series A Preferred Stock, when outstanding, could have been converted into one share of Common Stock.

Series B Preferred Stock

The Company has 1,200,000 shares of Series B Preferred Stock, par value of $0.00001 per share (the “Series B Preferred Stock”) authorized, of of which 488,000 were issued and outstanding at September 30, 2021 and December 31, 2020, respectively. Each share of Series B Preferred Stock may be converted into one share of the Common Stock.

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Series C Preferred Stock

On July 8, 2020, the Company reduced the authorized number of Series C Preferred Stock from 3,300,000 to 250 shares, par value $0.00001 per share (the “Series C Preferred Stock”), by filing a Certificate of Designation of the Preferences, Rights, and Limitations of the Series C Preferred Stock with the Secretary of State of the State of Delaware. The Company also amended the terms of the Series C Preferred Stock, as a result of which the holders of shares of the Series Preferred C Stock became entitled to 2,000,000 votes for every share of Series Preferred C Stock held. The holders of the Series Preferred C Stock are not entitled to receive dividends. Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, before any distribution or payment will be made to the holders of any stock ranking junior to the Series C Preferred Stock, the holders of the Series C Preferred Stock will be entitled to be paid out of the Company’s assets an amount equal to $1.00 in the aggregate for all issued and outstanding shares of the Series C Preferred Stock (as adjusted for any stock dividends, combinations, splits, recapitalizations, and the like with respect to such shares) (the “Preference Value”). After the payment of the full applicable Preference Value of each share of the Series C Preferred Stock, our remaining assets legally available for distribution, if any, will be distributed ratably to the holders of the Common Stock. The Series C Preferred Stock has conversion rights, whereby each share of the Series C Preferred Stock automatically converts into one share of Common Stock on the one-year anniversary of the issuance date, which conversion has occurred.

September 30, 2021 and December 31, 2020, the Company had authorized 250 shares, respectively, of Series C Preferred Stock of which 140, respectively, were issued and outstanding at June 30, 2021 and December 31, 2020, respectively. At such dates, each share of the Series C Preferred Stock was convertible into one and 1,000 shares, respectively of the Common Stock. As of September 30, 2021, there are no shares of Series C Preferred Stock issued and outstanding.

Series D Preferred Stock

The Company had authorized 500,000 shares of Series D Preferred Stock, par value of $0.00001 per share (the “Series D Preferred Stock”), of which 500,000 shares were issued and outstanding at September 30, 2021 and December 31, 2020, respectively. Each share of the Series D Preferred Stock may be converted into 1,000 shares of Common Stock.

Common Stock

The Company had authorized 2,500,000,000 shares of the Common Stock, of which 883,068,249 shares were issued and outstanding at September 30, 2021 and 786,308,041 were issued and outstanding at December 31, 2020.

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

On July 23, 2021, the Company issued an aggregate of 9,616,095 shares of Common Stock upon the conversion of $150,000 of the principal of, and $3,858 of accrued interest on, the Second 2021 Debenture. At the time of conversion, the VWAP during the previous 15 trading days was $0.0200. The Second 2021 Debenture was converted at the conversion price of $0.0160, which was the lower of the 2021 Fixed Conversion Price and the 2021 Market Conversion Price.

For other equity issuances during the nine months ended September 30, 2021 and the year ended December 31, 2020, please see Note 13, Employees, and Note 14, Sponsorships.

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – EMPLOYEES

On August 12, 2015, the Company entered into an Employment Agreement with Robert Clark (the “Clark Employment Agreement”). On December 1, 2016, the Company entered into an Amendment to Employment Agreement (the “Clark Amendment”; and, together with the Clark Employment Agreement, the “Amended Clark Employment Agreement”). Pursuant to the terms of the Amendment Clark Employment Agreement, the Company agreed to issue, among other securities, 200,000,000 shares of the Common Stock. Immediately, Mr. Clark decided to defer receipt of 80,000,000 of such shares; thus leaving 120,000,000 shares of the Common Stock to be issued to him. Those 120,000,000 shares of the Common Stock were issued to Mr. Clark, as follows: (i) on October 28, 2015, the Company issued 30,000,000 of such shares at the per-share fair market value of $0.015, based on the closing price of the Common Stock as reported by the OTCM on the date of issuance; (ii) on March 2, 2016, the Company issued 40,000,000 of such shares at the per-share fair market value of $0.0250 based on the closing price of the Common Stock as reported by the OTCM on the date of issuance; and (iii) on Mary 16, 2016, the Company issued 50,000,000 of such shares at the per-share fair market value of $0.0036 based on the closing price of the Common Stock as reported by the OTCM on the date of issuance. The Company accrued 80,000,000 shares of the Common Stock on December 31, 2016 that were not issued. At the date of accrual, the per-share fair market value of the shares was $0.0025 based on the closing price of the Common Stock as reported by the OTCM on the date of issuance. On April 19, 2018, 40,000,000 shares were cancelled and returned to the Company for accrual valued at $1,000,000 by Mr. Clark. On July 31, 2019, an additional 50,000,000 shares were cancelled and returned to the Company for accrual valued at $180,000. Accordingly, as of September 30, 2020, Mr. Clark was the record and beneficial owner of 17,100,000 of shares of the Common Stock and, subject to the July 2020 issuance to Mr. Clark of 140 shares of Series C Preferred, the Company accrued and owed to Mr. Clark an aggregate of 170,000,000 shares to be reissued to him upon his request pursuant to the terms of the oral agreement with him.

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

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Operating Lease – The Company currently leases approximately 4,500 square feet of corporate office and warehouse space located at 746 North Drive, Suite A, Melbourne, Florida 32934. The lease is for a five-year term, and expires on May 31, 2023. The initial monthly base rent was approximately $3,994, plus state taxes. The monthly base rent increases annually by three percent, beginning on June 1, 2019 and each June 1st thereafter. During the lease year that commenced on June 1, 2020, the Company’s monthly base rent will be $4,114. For the three and nine months ended September 30, 2021, the Company recognized operating lease expense of $13,944 and $36,643, respectively, which is included in in selling, general and administrative expenses in the accompanying Consolidated Statements of Loss.

NOTE 16 – LEASE LIABILITIES

The Company reported the following operating lease liabilities  as of September 30, 2021:

A.	Right-of-Use Operating Lease – On May 22, 2019, Kona Gold entered into a lease agreement for 30,000 square feet of office and warehouse space in Greer County, South Carolina. The agreement includes monthly payments of $13,100, and included a $6,500 deposit. For the three and nine months ended September 30, 2021, the Company recognized right-of-use operating lease expense of $40,287 and $107,432, respectively, which is included in in selling, general and administrative expenses in the accompanying Consolidated Statements of Loss.

B.	On March 17, 2020, Kona entered into a lease agreement for equipment. The agreement includes monthly payments of $676. For the three and nine months ended September 30, 2021, the Company recognized right-of-use operating lease expense of $1,880 and $5,605, respectively, which is included in in selling, general and administrative expenses in the accompanying Consolidated Statements of Loss.

C.	Right-of-Use Operating Lease – On August 30, 2021, Gold Leaf entered into a lease agreement for 30,000 square feet of office and warehouse space in Conway, South Carolina. The agreement includes monthly payments of $7,261, and included a $6,500 deposit. For the three and nine months ended September 30, 2021, the Company recognized no right-of-use operating lease expense, respectively, which is included in in selling, general and administrative expenses in the accompanying Consolidated Statements of Loss.

Amounts recognized as right-of-use assets, net related to operating leases are included in noncurrent assets in the accompanying Consolidated Balance Sheet, while related lease liabilities are included in current portion of long-term debt and long-term debt. At September 30, 2021 and December 31, 2020, the right-of-use asset and lease liability related to the operating leases were as follows:

	September 30, 2021	December 31, 2020
Right-of-use asset	$1,503,115	$1,072,094
Amortization of right-of-use asset	(284,012)	(159,101)
Right-of-use asset, net	$1,219,103	$912,993

Operating lease liability
Current portion of long-term lease	$41,806	$149,407
Long-term lease	1,177,297	763,586
Total operating lease liability	$1,219,103	$912,993

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The future payments due under operating leases is as follows:

Fiscal year ending:
December 31, 2021 (3 months remaining)	41,806
December 31, 2022	230,954
December 31, 2023	242,966
December 31, 2024	251,127
December 31, 2025	254,282
2026 and thereafter	197,968
Operating Leases, Future Minimum Payments Due	$1,219,103

NOTE 17 – REVENUE

The Company determined that the majority of the Company’s revenue earned from its two reporting segments is recognized when it satisfies a single performance obligation by transferring control of its products to a customer. The Company does not have a significant financing component or payment terms, and the Company does not have any material unsatisfied performance obligations. The Company’s revenues are obtained in similar geographical locations within the United States. The Company’s operating segments are expected to have essentially the same future prospects, similar gross margins, sales trends, and the nature of our products and customers are essentially the same. Furthermore, the Company regularly reviews disaggregated revenue by source for evaluating the financial performance of its operations and making resource decisions. The Company’s revenue is broken down by the following:

●	Distributors – revenue derived from direct sales to distributors for resale of its products: Kona Gold hemp-infused energy drinks, HighDrate CBD-infused energy waters, Storm CBD-infused water, and Ooh La Lemin lemonade beverages.
●	Amazon Sales – revenue derived from customer purchases through Amazon.com of our Kona Gold hemp-infused energy drinks.
●	Online Sales – revenue derived from customer purchases through the Company’s websites: KonaGoldHemp.com, HighDrateMe.com, and drinklemin.com of the following products: Kona Gold hemp-infused energy drinks and apparel, HighDrate CBD-infused energy waters, Storm CBD-infused water, and Ooh La Lemin lemonade beverages.
●	Gold Leaf Distribution – revenue derived from Gold Leaf, which is the Company’s wholly-owned subsidiary, that focuses on the distribution of premium beverages and snacks in key markets. These markets include over 600 accounts in grocery stores, convenience stores, smoke shops, vape shops, and specialty stores located in Florida and South Carolina. Gold Leaf’s product line includes alkaline waters, beverages for kids, energy drinks, fruit flavored sodas, low-carb lemonade, healthy aloe juice drinks, and CBD-infused jellybeans, all of which complement the Company’s current product offerings.
●	Shipping – revenue derived from shipping from direct sales of the Company’s product through KonaGoldHemp.com, HighDrateMe.com, and drinklemin.com.
●	Sales Returns and Allowances – the amount reduced from all revenue sources to allow for product returns.

The following tables presents our net revenues, by revenue source, and the period-over-period percentage change, for the period presented:

	Three Months Ended September 30,
	2020	2021
Revenue Source	Revenue	Revenue	% Change

Distributors	$140,003	$150,929	8%
Amazon	46,078	41,669	(10)%
Online Sales	15,663	17,678	13%
Gold Leaf Distribution	108,719	347,247	219%
Shipping	8,846	4,451	50%
Sales Returns and Allowances	(6,600)	(16,599)	152%
Net Revenues	$312,709	$545,375	74%

	Nine Months Ended September 30,
	2020	2021
Revenue Source	Revenue	Revenue	% Change

Distributors	$367,912	$784,023	113%
Amazon	121,317	119,428	(2)%
Online Sales	35,176	57,725	64%
Gold Leaf Distribution	228,881	883,825	286%
Shipping	19,181	15,039	(22)%
Sales Returns and Allowances	(30,655)	(61,041)	99%
Net Revenues	$741,812	$1,798,999	143%

The following tables presents our net revenues, by revenue source, as a percentage of total net revenues for the periods presented:

	Three Months Ended September 30,
Revenues	2020	2021
Distributors and Resellers	45%	28%
Amazon	15%	8%
Online Sales	5%	3%
Gold Leaf Distribution	35%	64%
Shipping	3%	1%
Sales Returns, and Allowances	(2)%	(3)%

	Nine Months Ended September 30,
Revenues	2020	2021
Distributors and Resellers	50%	44%
Amazon	16%	7%
Online Sales	5%	3%
Gold Leaf Distribution	31%	49%
Shipping	3%	1%
Sales Returns, and Allowances	(4)%	(3)%

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – SEGMENTS

The Company has two reportable segments:

●	Beverages. Includes four types of beverage products: (i) hemp-infused energy drinks, (ii) CBD-infused energy water, (iii) CBD-infused high-alkaline water, and (iv) lemonade beverages, as well as apparel with the Kona Gold logo. The Beverages Segment includes all of Kona’s and HighDrate’s operations. The Company considers this a single operating segment for purposes of presenting financial information and evaluating performance. As such, the accompanying Consolidated Financial Statements present financial information in a format that is consistent with the internal financial information used by management. We do not accumulate revenues by product classification and, therefore, it is impractical to present such information.
●	Distribution. Includes the distribution of premium beverages and snacks in key markets. These markets include over 900 accounts in grocery stores, convenience stores, smoke shops, vape shops, and specialty stores located in Florida and South Carolina. In addition to distributing the Company’s own beverage products, the Company also distributes other products, including alkaline waters, beverages for kids, energy drinks, fruit flavored sodas, low-carb lemonade, healthy aloe juice drinks, and CBD-infused jellybeans, all of which complement the Company’s current product offerings. The Distribution Segment includes all of Gold Leaf’s operations.

Amounts that do not relate to a reportable segment have been allocated to “Corporate and Eliminations.”

The following tables present information about our reportable segments.

	September 30, 2021	December 31, 2020
CURRENT ASSETS:
Beverages Segment	$1,386,003	$824,835
Distribution Segment	(253,117)	(146,894)
Corporate and eliminations	427,563	105,671
Total Current Assets	$1,560,449	$783,612

NON-CURRENT ASSETS:
Beverages Segment	$2,216,976	$1,063,074
Distribution Segment	638,620	85,546
Corporate and eliminations	7,968	8,233
Total Non-Current Assets	$2,683,564	$1,156,853

CURRENT LIABILITIES:
Beverages Segment	$1,899,473	$1,879,305
Distribution Segment	144,926	72,576
Corporate and eliminations	3,796,611	1,424,367
Total Current Liabilities	$5,841,010	$3,376,248

NON-CURRENT LIABILITIES:
Beverages Segment	$2,993,658	$2,616,018
Distribution Segment	654,434	192,350
Corporate and eliminations	—	—
Total Non-Current Liabilities	$3,648,092	$2,808,368

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
REVENUES, NET OF SALES, RETURNS, AND ALLOWANCES:
Beverages Segment	$245,918	$207,763	$613,016	$1,018,041
Distribution Segment	108,719	374,247	228,881	883,825
Corporate and Eliminations	(41,928)	(36,635)	(100,085)	(102,867)
Total Revenues, Net of Sales, Returns, and Allowances	$312,709	$545,375	$741,812	$1,798,999

COST OF REVENUES:
Beverages Segment	$160,289	201,413	417,159	864,872
Distribution Segment	83,912	258,151	173,638	622,210
Corporate and Eliminations	(22,090)	(16,798)	(67,023)	(43,355)
Total Cost of Revenues	$222,111	$442,766	$523,774	$1,443,727

OPERATING EXPENSES:
Beverages Segment	$339,688	$514,995	$1,380,612	$1,308,456
Distribution Segment	70,385	152,578	198,547	353,239
Corporate and Eliminations	90,160	88,537	260,845	307,146
Total Operating Expenses	$500,233	$756,110	$1,840,004	$1,968,841

OTHER INCOME / (EXPENSE):
Beverages Segment	$(19,455)	$(34,964)	$(35,887)	$11,964
Distribution Segment	(1,173)	(1,708)	3,932	4,041
Corporate and Eliminations	(79,178)	(1,540,542)	(517,371)	(2,825,835)
Total Other Income / (Expense)	$(99,806)	$1,577,214	$(549,326)	$(2,809,830)

NET LOSS:
Beverages Segment	$(273,514)	$(543,609)	$(1,220,642)	$(1,167,251)
Distribution Segment	(46,751)	(38,190)	(139,372)	(87,583)
Corporate and Eliminations	(189,176)	(1,648,916)	(811,278)	(3,168,565)
Total Net Loss	$(509,441)	$(2,230,715)	$(2,171,292)	$(4,423,399)

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

Pursuant to the Merger Agreement, and subject to the terms and conditions contained therein, we acquired all of the shares of capital stock of S and S from the five S and S Legacy Shareholders. In consideration thereof, we issued to them an aggregate of nine million restricted shares of Kona Gold Beverage, Inc.’s common stock (the “Acquisition Stock”) on a pro rata basis. Kona Gold Beverage, Inc. did not grant them any registration rights in respect of the shares of Acquisition Stock. We also agreed to pay an aggregate of $1,050,000 (the “Aggregate Acquisition Payments”), the majority of which is allocated to certain creditors of S and S (including one of the S and S Legacy Shareholders) and approximately $89,000 of which (the “Remaining Acquisition Payments”) is allocated to the five S and S Legacy Shareholders on a pro rata basis. $400,000 of the Aggregate Acquisition Payments are scheduled to be paid in the next two weeks. The balance of the Aggregate Acquisition Payments, including the Remaining Acquisition Payments, are scheduled to be paid in monthly installments, in arrears on the tenth calendar day of each month, commencing on March 10, 2021, at a rate equivalent to $2.00 per case of Lemin Superior Lemonade (the product line of S and S that we have now branded as Ooh La Lemin) that we sell until the Aggregate Acquisition Payments have been paid in full. In addition to the Aggregate Acquisition Payments, we also assumed and agreed to pay certain other liabilities of S and S as set forth in the Merger Agreement.

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

The following are the accounts included in the Company’s accompanying balance sheet dated March 31, 2021 as a result of the S and S transaction:

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

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – GOING CONCERN

The accompanying Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying Consolidated Financial Statements, during the three months ending September 30, 2021, the Company incurred a net loss of approximately $2.2 million, and during the nine months ending September 30, 2021, incurred a net loss of approximately $4.4 million , used cash in operations of approximately $1.5 million 1,586,677 and had a stockholders’ deficit of $5,065,089 as of September 30, 2021. In the year ending December 31, 2020, the Company incurred a net loss of $3,125,595, used cash in operations of $1,370,123 and had a stockholders’ deficit of $4,244,153 as of December 31, 2020.

The Company attributes this significant increase to losses incurred from corporate related expenses during the nine months ending September 30, 2021. During the first and third quarters of fiscal 2021, the Company signed two separate Securities Purchase Agreement, whereas, the Company incurred interest expense to related warrants on both convertible notes and a loss on the related derivatives, which were integral to the growth of the Company. During the third quarter, the Company attributes the increase to costs related to both our Beverage Segment and Distribution Segment of selling, general and administrative expenses, specifically salaries, which are integral to the success of the Company. In addition, corporate-related expenses, specifically audit related and legal expenses related to securities in the current year that are integral to the success of our Company. The Company continued to be impacted by the COVID-19 pandemic during the third quarter of the 2021 fiscal year as the Company continued to have logistical delays in delivery of our products to customers. In addition, the Company has experienced delays in obtaining product related to logistical delays. Despite the increase in losses and impacts from COVID-19, the Company realized an increase in sales in the first three quarters of fiscal 2021 over the previous first three quarters of fiscal 2020. The Company attributes this to the acquisition of S and S, which has added to the Company’s portfolio. In addition, the Company has signed more favorable agreements with larger, reputable tier 1 and mid-size distributors and grocery chains that had unforeseen delays and had been impacted by the COVID-19 pandemic. In addition, we also attribute the increase in sales to our Distribution Segment which has seen approximately 286% increase in the first three quarters of fiscal 2021 over the previous first three quarters of fiscal 2020; and approximately 244% increase in the three months ending September 30, 2021 over the three months ending September 30, 2020. We expect that revenue will increase during the balance of fiscal 2021 as distribution related to our current distributors that had been affected by COVID-19, but have resumed more normal distribution, are seeing fewer forward-looking impacts from the COVID-19 pandemic. The Company expects that it will continue to enter into additional, larger, more favorable agreements with larger, tier 1 and mid-size distributors in our Beverage Segment during the balance of fiscal 2021, and our Distribution Segment will continue to see growth with the expansion of a new location.

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

Kona Gold Beverage, Inc.

(formerly known as Kona Gold Solutions, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In the accompanying Consolidated Balance Sheet as of September 30, 2021, the Company’s net accounts receivable were $63,715, representing total accounts receivable of approximately $139,203, less sales returns and allowance of approximately $61,041, less doubtful accounts of approximately $7,709, and less intercompany transactions of approximately $6,738. In the accompanying Consolidated Balance Sheet as of December 31, 2020, the Company’s net accounts receivable were $(10,508), representing total accounts receivable of approximately $22,166 less sales returns and allowance of approximately $28,707 and less doubtful accounts of approximately $3,967. The breakdown of the Company’s accounts receivable is as follows:

	September 30, 2021	December 31, 2020
Total Accounts Receivable	$139,235	$22,166
Less: Sales Returns and Allowances	61,041	28,707
Less: Doubtful Accounts	7,709	3,967
Less: Intercompany Transactions	6,738	—
Accounts Receivable, net	$63,715	$(10,508)

The Company determined that four customers accounted for approximately 70% (or approximately 25%, 20%, 13% and 12%), or an aggregate of $97,832, of the outstanding total accounts receivable of $139,235 as of September 30, 2021. The Company determined that four customers accounted for approximately 76% (or approximately 26%, 22%, 14% and 14%), or an aggregate of $16,904, of the outstanding total accounts receivable of $22,166 as of December 31, 2020.

In the accompanying Consolidated Statements of Loss for the three months ended September 30, 2021, one customer represented 12% of the Company’s total net revenue of $545,375 for the three months ended September 30, 2021. In the accompanying Consolidated Statements of Loss for the three months ended September 30, 2020, no one customer represented 10% of the Company’s total net revenue of $312,709 for the three months ended September 30, 2020. In the accompanying Consolidated Statements of Loss for the nine months ended September 30, 2021, one customer represented 13% of the Company’s total net revenue of $1,798,999 for the nine months ended September 30, 2021. In the accompanying Consolidated Statements of Loss for the nine months ended September 30, 2020, no one customer represented 10% or more of the Company’s total net revenue of $741,812 for the nine months ended September 30, 2020.

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

The Company had certain vendors that individually represented 10% or more of the Company’s inventory purchases. For the three months ended September 30, 2021, the Company purchased 29% of its inventory from two vendors. Of these vendors, $45,242 is due to these vendors as of the balance sheet dated September 30, 2021. For the year ended December 31, 2020, the Company did not purchase in excess of 10% of its inventory from any single vendor.

NOTE 22 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 15, 2021, the date that the September 30, 2021 Consolidated Financial Statements were issued, and has determined the following events have occurred that would warrant additional disclosure:

(1)	On October 4, 2021, the Company issued an aggregate of 16,127,104 shares of Common Stock upon the conversion of $150,000 of the principal of, and $48,751 of accrued interest on, the First 2021 Debenture. At the time of conversion, the VWAP during the previous 15 trading days was $0.0152. The First 2021 Debenture was converted at the conversion price of $0.0122, which was the lower of the 2021 Fixed Conversion Price and the 2021 Market Conversion Price.

(2)	On October 14, 2021, the Company issued an aggregate of 17,688,056 shares of Common Stock upon the conversion of $200,000 of the principal of, and $1,643 of accrued interest on, the First 2021 Debenture. At the time of conversion, the VWAP during the previous 15 trading days was $0.0143. The First 2021 Debenture was converted at the conversion price of $0.0114, which was the lower of the 2021 Fixed Conversion Price and the 2021 Market Conversion Price.

(3)	On October 25, 2021, the Company issued an aggregate of 16,124,161 shares of Common Stock upon the conversion of $150,000 of the principal of, and $1,567 of accrued interest on, the First 2021 Debenture. At the time of conversion, the VWAP during the previous 15 trading days was $0.0118. The First 2021 Debenture was converted at the conversion price of $0.0094, which was the lower of the 2021 Fixed Conversion Price and the 2021 Market Conversion Price.

(4)	On November 2, 2021, the Company completed a private placement transaction pursuant to the August 2021 SPA, the purchase price for the August 2021 Debenture was $1,500,000, less $60,000 for origination fees, which consisted of the “original issue discount” of $60,000.

(5)	On November 10, 2021, the Company issued an aggregate of 27,228,433 shares of Common Stock upon the conversion of $200,000 of the principal of, and $1,490 of accrued interest on, the First February 2021 Debenture. At the time of conversion, the VWAP during the previous 15 trading days was $0.0093. The First February 2021 Debenture was converted at the conversion price of $0.0074, which was the lower of the 2021 February Fixed Conversion Price and the 2021 February Market Conversion Price.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For a description of our significant accounting policies and an understanding of the significant factors that influenced our performance during the three months and nine months ended September 30, 2021, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (hereafter referred to as “MD&A”) should be read in conjunction with the unaudited consolidated financial statements, including the related notes, appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Form 10-K”).

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

Results of Operations

Overview

Our business has grown rapidly since inception, and we anticipate that our business will continue to grow; however, the year ended December 31, 2020, the Company saw unforeseen delays in signing more favorable agreements with larger, reputable tier 1 and mid-size distributors and grocery chains and we were additionally impacted by the COVID-19 pandemic during the fiscal year. The COVID-19 delayed the Company’s launch of a variety of new products during most of the 2020 fiscal year – drinks and non-drink line broadening items. Our Beverages Segment has three main revenue streams: product sales from online consumers, product sales through resellers, and product sales from distributors. Product sales include sales of our energy drinks, HighDrate CBD-infused energy waters, and apparel such as t-shirts and hats. In early 2019, we expanded our operations with the creation of a distribution center, which now functions as our Distribution Segment. Our Distribution Segment has one main revenue stream: product sales to convenience stores, grocery stores, or smoke and gift shops, which complement our current product offering. Product sales include sales of our beverages, as well as beverages and snacks purchased for resale from several other beverage producers.

We have experienced and expect to continue to experience substantial growth in our operations as we seek to expand with additional products and acquisitions that complement our current product offerings. We expect that revenue will continue to increase in the balance of fiscal year 2021 as distribution related to our current distributors affected by COVID-19 that have resumed distribution, will continue to see fewer impacts from the COVID-19 pandemic going forward. COVID-19 continues to impact the Company in fiscal year 2021 with logistical delays in delivery of our products to customers. In addition, the Company has experienced delays in obtaining product related to logistical delays. Despite the impact from COVID-19 on our revenues in the fiscal year 2020 and 2021, we still anticipate to sign larger, more favorable agreements with larger, tier 1 and mid-size distributors in our Beverages Segment in the remaining quarter of fiscal 2021. Additionally, we expect that our Distribution Segment will continue to see growth with the expansion of a new location. The following is a more detailed discussion of our financial condition and results of operations for the period presented.

Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020

Overview

As reflected in the accompanying financial statements, during the three months ended September 30, 2021, we incurred a net loss of approximately $2.2 million, compared to a net loss of approximately $509,400 for the three months ended September 30, 2020. As of September 30, 2021, we had a stockholders’ deficit of approximately $5.1 million.

The following is a more detailed discussion of our financial condition and results of operations for the period presented, along with prior periods.

Revenue

The following table presents our net revenues, by revenue source, and the period-over-period percentage change, for the period presented:

	Three Months Ended September 30,
	2020	2021
Revenue Source	Revenue	Revenue	% Change

Distributors and Resellers	$140,003	$150,929	8%
Amazon	46,078	41,669	(10)%
Online Sales	15,663	17,678	13%
Gold Leaf Distribution	108,719	347,247	219%
Shipping	8,846	4,451	(50)%
Sales Returns and Allowances	(6,600)	(16,599)	152%
Net Revenues	$312,709	$545,375	74%

The following table presents our net revenues, by revenue source, as a percentage of total net revenues for the periods presented:

	Three Months Ended September 30,
Revenues	2020	2021
Distributors and Resellers	45%	28%
Amazon	15%	8%
Online Sales	5%	3%
Gold Leaf Distribution	35%	64%
Shipping	3%	1%
Sales Returns and Allowances	(2)%	(3)%

During the three months ended September 30, 2021, we reported net revenues of approximately $545,400, which is an increase of approximately $232,700, or approximately 74%, compared to net revenues of approximately $312,700 for the three months ended September 30, 2020. A decrease of approximately $40,900 was attributed to our Beverages Segment, while our Distribution Segment reported an increase in net revenue of approximately $265,500. We attribute this decrease in our Beverages Segment sales to unforeseen production delays in our product line from our copackers. In addition, our Beverages Segment continued to be impacted by the COVID-19 pandemic during the third quarter of the 2021 fiscal year as we continued to have logistical delays in delivery of our products to customers. The Company has also continued to experience delays in obtaining product for production related to logistical delays. We attribute the increase in revenues in our Distribution Segment to increasing our distribution area, broadening our drinks and non-drink line, and distribution agreements. We expect that revenue will increase in the last quarter of the fiscal year 2021 as we will continue to see fewer impacts from the COVID-19 pandemic going forward. We anticipate to sign larger, more favorable agreements with larger, tier 1 and mid-size distributors in our Beverages Segment during the remaining quarter of fiscal 2021. Additionally, we anticipate our Distribution Segment will continue to see growth with the expansion of a new location and additional sales employees to distribute our drink and non-drink line.

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

During the three months ended September 30, 2021, we reported cost of revenues of approximately $442,800, which is an increase of approximately $220,700, or approximately 99%, compared to approximately $222,100 for the three months ended September 30, 2020. This increase is attributed to an increase in sales in Distribution Segment in the third quarter of fiscal 2021, compared to the prior year period. The cost of sales increase was larger than the increase in sales. This is primarily attributed to an increased cost in obtaining our ingredients for our product line in our Beverages Segment, an increased cost for production of our product in our Beverages Segment, and an increased cost of shipping our product in our Beverages Segment. We expect that we will continue, to see an increased cost of sales in excess of the expected increase in sales for the remaining quarter of fiscal year 2021, as the cost of shipping our products continues to remain high. The Company continues to seek alternative methods to reduce costs for production and the cost of shipping our products.

Selling, General and Administrative Expenses

SG&A expenses consist primarily of professional fees, salaries and wages, advertising, rent, travel expenses, sponsorships, and general office and administrative expenses related to maintaining our facilities.

SG&A expenses were approximately $756,100 for the three months ended September 30, 2021, compared to approximately $500,200 in the three months ended September 30, 2020, an increase of $255,900, or approximately 51%. The increase in SG&A expenses was primarily due to an increase in salaries and wages of 77% attributed to both our Beverages Segment and Distribution Segment; an increase in professional fees of 335% attributed to our Beverages Segment; an increase in our advertising and promotion expenses of 295% attributed to both our Beverages Segment and Distribution Segment; an increase in vehicles expenses of 102% attributed to our Distribution Segment; and an increase in travel expenses of 278% attributed to both our Beverages Segment and Distribution Segment. These increases were offset by a decrease in bad debt expense of 105% attributed to our Beverages Segment.

Salaries and wages were approximately $382,900 in the three months ended September 30, 2021, compared to approximately $216,700 for the three months ended September 30, 2020, an increase of approximately $166,200, which was attributed to both our Beverages Segment (approximately $120,000) and our Distribution Segment (approximately $46,100). This increase was the result of hiring additional employees, who are pivotal to the success of our Company. Professional fees were approximately $90,400 for the three months ended September 30, 2021, compared to $20,800 for the three months ended September 30, 2020, an increase of approximately $69,700, which was attributed to our corporate-related activities. This increase was the result of raising capital that we believed was necessary for our anticipated growth. Advertising and promotion expenses were approximately $21,600 for the three months ended September 30, 2021, compared to approximately $5,500 for the three months ended September 30, 2020, an increase of approximately $16,100. This increase was attributed to both our Beverages Segment and Distribution Segment and the result of promoting drink and non-drink product lines through samples, trade shows and events, and store displays. Vehicle expense was approximately $29,400 in the three months ended September 30, 2021, compared to approximately $14,600 for the three months ended September 30, 2020, an increase of approximately $14,800, which was attributed to our Distribution Segment. Additional delivery vehicles were purchased during fiscal year 2021 and, with the increase in the number of delivery vehicles, our cost of general repairs and maintenance made to our delivery vehicles, as a group, increased. Travel expenses were approximately $10,400 for the three months ended September 30, 2021, compared to approximately $2,700 for the three months ended September 30, 2020, an increase of approximately $7,600. This increase was attributed to both our Beverages Segment and Distribution Segment and the result of promoting drink and non-drink product lines at trade shows and events for Beverages Segment, and travel related to the expansion of our Distribution Segment. This increase was offset by a decrease in bad debt expense, which was approximately $(2,100) in the three months ended September 30, 2021, compared to approximately $38,900 for the three months ended September 30, 2020, a decrease of approximately $41,000, which was primarily attributed to our Beverages Segment. This decrease was the result of a decrease in uncollectible accounts and a decrease in the allowance for uncollectible accounts in the three months ended September 30, 2021, compared to three months ended September 30, 2020, which was related to outstanding invoices from distributors impacted by the COVID-19 pandemic during the third quarter of the 2020 fiscal year.

We expect that we will continue to expand our business, operations, and incur additional SG&A expenses related to operations in both our Beverages Segment and Distribution Segment. Additionally, corporate-related expenses associated with having our Common Stock quoted on the OTCQB and being required to file certain reports and other information with the SEC. We anticipate hiring additional personal in the remaining quarter of fiscal 2021 who, we expect, will be are integral to the success of our growing Company.

Net Loss

We incurred a net loss of approximately $2.2 million for the three months ended September 30, 2021, an increase of approximately $1.7 million compared to the previous three months ending September 30, 2020, which had a net loss of approximately $509,400. This net loss in the three months ended September 30, 2021 is primarily related to our to corporate-related expenses, which include interest expense related to the Warrants issued in connection with the Debentures and non-cash expense on our derivative liability. The fair value of the Debentures are re-measured each reporting period until the Debentures are either converted or expire. In each reporting period during the term of the Debentures, the change in the fair value will either be recognized as a non-cash expense or non-cash income. The change in the fair value of the Debentures is not impacted by our actual operations but instead is strongly tied to the change in the market value of our Common Stock.

Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020

Overview

As reflected in the accompanying financial statements, during the nine months ended September 30, 2021, we incurred a net loss of approximately $4.4 million and used cash in operations of approximately $1.6 million, compared to a net loss of approximately $2.2 million and used cash in operations of approximately $6878,600 for the nine months ended September 30, 2020. As of September 30, 2021, we had a stockholders’ deficit of approximately $5.1 million.

The following is a more detailed discussion of our financial condition and results of operations for the period presented, along with prior periods.

Revenue

The following table presents our net revenues, by revenue source, and the period-over-period percentage change, for the period presented:

	Nine Months Ended September 30,
	2020	2021
Revenue Source	Revenue	Revenue	% Change

Distributors and Resellers	$367,912	$784,023	113%
Amazon	121,317	119,428	(2)%
Online Sales	35,176	57,725	64%
Gold Leaf Distribution	228,881	883,825	286%
Shipping	19,181	15,039	(22)%
Sales Returns and Allowances	(30,655)	(61,041)	99%
Net Revenues	$741,812	$1,798,999	143%

The following table presents our net revenues, by revenue source, as a percentage of total net revenues for the periods presented:

	Nine Months Ended September 30,
Revenues	2020	2021
Distributors and Resellers	50%	44%
Amazon	16%	7%
Online Sales	5%	3%
Gold Leaf Distribution	31%	49%
Shipping	3%	1%
Sales Returns, and Allowances	(4)%	(3)%

During the nine months ended September 30, 2021, we reported net revenues of approximately $1,799,000, which is an increase of approximately $1,057,100, or approximately 143%, compared to net revenues of approximately $741,800 for the nine months ended September 30, 2020. An increase of approximately $404,700 was attributed to our Beverages Segment, while our Distribution Segment reported an increase in net revenues of approximately $654,900. We attribute this increase in sales to an effort to sign more favorable agreements with larger, reputable tier 1 and mid-size distributors and grocery chains. These contracts saw unforeseen delays and were additionally impacted by the COVID-19 pandemic during the fiscal year. The COVID-19 delayed the Company’s launch of a variety of new products during most of the 2020 fiscal year – drinks and non-drink line broadening items. We attribute this decrease in our Beverages Segment sales to unforeseen production delays in our product line from our copackers. In addition, our Beverages Segment continued to be impacted by the COVID-19 pandemic during the nine months ended September 30, 2021 as we continued to have logistical delays in delivery of our products to customers. The Company has also continued to experience delays in obtaining product for production related to logistical delays. We also attribute this increase to the acquisition of a beverage company in the first quarter of fiscal 2021 that broadened our drink product line in our Beverages Segment. We attribute the increase in revenues in our Distribution Segment to increasing our distribution area, broadening our drinks and non-drink line, and distribution agreements. We expect that revenue will increase in the last quarter of the fiscal year 2021 as we will continue to see fewer impacts from the COVID-19 pandemic going forward. We anticipate to sign larger, more favorable agreements with larger, tier 1 and mid-size distributors in our Beverages Segment during the remaining quarter of fiscal 2021. Additionally, we anticipate our Distribution Segment will continue to see growth with the expansion of a new location and additional sales employees to distribute our drink and non-drink line.

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

During the nine months ended September 30, 2021, we reported cost of revenues of approximately $1,443,700, which is an increase of approximately 920,000, or approximately 176%, compared to approximately $523,800 for the nine months ended September 30, 2020. This increase is attributed to an increase in sales in both our Beverages Segment and Distribution Segment in the second quarter of fiscal 2021, compared to the prior year period. The cost of sales increase was larger than the increase in sales. This is attributed to an increased cost in obtaining our ingredients for our product line in our Beverages Segment, an increased cost for production of our product in our Beverages Segment, and an increased cost of shipping our product in our Beverages Segment. We expect that we will continue to an increased cost of sales larger than the increase in sales for the remaining quarter of fiscal year 2021 as the cost of shipping our product continues to remain high. The Company continues to seek alternative methods to reduce costs for production and the cost of shipping our product.

Selling, General and Administrative Expenses

SG&A expenses consist primarily of professional fees, salaries and wages, advertising, rent, travel expenses, sponsorships, and general office and administrative expenses related to maintaining our facilities.

SG&A expenses were approximately $1,968,900 for the nine months ended September 30, 2021, compared to approximately $1,840,000 in the nine months ended September 30, 2020, an increase of $128,800, or approximately 9%. The increase in SG&A expenses was primarily due to an increase in legal and accounting fees of 22% attributed to our corporate-related expenses; an increase of 28% in rent expense attributed to both our Beverages Segment and our Distribution Segment; an increase in professional fees of 308% attributed to our corporate-related activities; an increase in insurance of 192% attributed to both our Beverages Segment; an increase in our advertising and promotion expenses of 118% attributed to both our Beverages Segment and Distribution Segment; and a 47% increase in OTCM fees attributed to corporate-related expenses. These increases were offset by a decrease in salaries and wages of 20% attributed to our Beverages Segment; a decrease in sponsorships of 49% attributed to our Beverages Segment; and a decrease in bad debt expense of 49% attributed to our Beverages Segment.

Legal and accounting fees were approximately $277,500 for the nine months ended September 30, 2021, an increase of approximately $49,400, compared to approximately $228,100 for the nine months ended September 30, 2020, which was attributed to our corporate-related activities. This increase was the result of audit related and legal expenses related to securities in the current year that integral to the success of our growing Company. Rent expenses were approximately $150,000 for the nine months ended September 30, 2021, compared to approximately $117,000 for the nine months ended September 30, 2020, an increase of approximately $33,000. This increase was attributed to both our Beverages Segment and our Distribution Segment and the result of our moving to a larger warehouse facility that was necessary due to our anticipated growth. Professional fees were approximately $185,900 for the nine months ended September 30, 2021, compared to approximately $45,300 for the nine months ended September 30, 2020, an increase of approximately $139,600, which was attributed to our corporate-related activities. Insurance expense was approximately $29,600 for the nine months ended September 30, 2021, compared to approximately $10,100 for the nine months ended September 30, 2020, an increase of approximately $19,400. This increase was attributed to our Beverages Segment and the result of signing larger, more favorable agreements with larger, tier 1 and mid-size distributors and customers. Advertising and promotion expenses were approximately $45,700 for the nine months ended September 30, 2021, compared to approximately $21,000 for the nine months ended September 30, 2020, an increase of approximately $24,700. This increase was attributed to both our Beverages Segment and Distribution Segment and the result of promoting drink and non-drink product lines through samples, trade shows and events, and store displays. OTCM fees attributed to corporate-related expenses were approximately $75,000 for the nine months ended September 30, 2021, compared to approximately $50,900 for the nine months ended September 30, 2020, an increase of approximately $24,100. This increase was the result of fees paid to the OTCM to have our Common Stock quoted on the OTCQB versus the OTC Pink. These increases were offset by a decrease in salaries and wages, which were approximately $904,300 in the nine months ended September 30, 2021, compared to approximately $1.1 million for the nine months ended September 30, 2020, a decrease of approximately $226,900, which was attributed primarily to our Beverages Segment. This decrease was the result of issuance of shares of our Common Stock made in the prior year to employees pursuant to their agreements. Sponsorships were approximately $12,200 in the nine months ended September 30, 2021, compared to approximately $23,800 for the nine months ended September 30, 2020, a decrease of approximately $11,600, which was attributed to our Beverages Segment. This decrease was the result of terminating sponsorships that were no longer advantageous to the Company. Bad debt was approximately $21,200 in the nine months ended September 30, 2021, compared to approximately $41,600 for the nine months ended September 30, 2020, a decrease of approximately $20,400, which was attributed to our Beverages Segment. This decrease was the result of a decrease in uncollectible accounts and a decrease in the allowance for uncollectible accounts in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, which was related to outstanding invoices from distributors impacted by the COVID-19 pandemic during the first three quarters of the 2020 fiscal year.

We expect that we will continue to expand our business, operations, and incur additional SG&A expenses related to operations in both our Beverages Segment and Distribution Segment. Additionally, corporate-related expenses associated with having our Common Stock quoted on the OTCQB and being required to file certain reports and other information with the SEC. We anticipate hiring additional personal in the remaining quarter of fiscal 2021 who, we expect, will be integral to the success of our growing Company.

Net Loss

We incurred a net loss of approximately $4.4 million for the nine months ended September 30, 2021, an increase of approximately $2.2 million compared to the previous year nine months ending September 30, 2020, which had a net loss of approximately $2.2 million. This net loss is primarily corporate-related expenses that are necessary for our growth, which include interest expense related to the Warrant issued in connection with the Debentures and non-cash expense on our derivative liability. The fair value of the Debentures will be re-measured each reporting period until the Debentures are either converted or expire. In each reporting period during the term of the Debentures, the change in the fair value will either be recognized as a non-cash expense or non-cash income. The change in the fair value of the Debentures is not impacted by our actual operations but instead is strongly tied to the change in the market value of our Common Stock.

Segments – Three and Nine Months Ended September 30, 2021 and 2020

For the three and nine months ended September 30, 2021 and 2020, we had two reportable segments: (i) Beverages Segment and (ii) Distribution Segment. Amounts that are not allocated to either of these reportable segments are reported in “Corporate and Eliminations.” We evaluate performance and allocate resources based on net revenue, cost of revenues, and gross profit. Information regarding the operations of these reportable segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
REVENUES, NET OF SALES, RETURNS, AND ALLOWANCES:
Beverages Segment	$245,918	$207,763	$613,016	$1,018,041
Distribution Segment	108,719	374,247	228,881	883,825
Corporate and Eliminations	(41,928)	(36,635)	(100,085)	(102,867)
Total Revenues, Net of Sales, Returns, and Allowances	$312,709	$545,375	$741,812	$1,798,999

COST OF REVENUES:
Beverages Segment	$160,289	201,413	417,159	864,872
Distribution Segment	83,912	258,151	173,638	622,210
Corporate and Eliminations	(22,090)	(16,798)	(67,023)	(43,355)
Total Cost of Revenues	$222,111	$442,766	$523,774	$1,443,727

Gross profit:
Beverages	$339,688	$514,995	$1,380,612	$1,308,456
Distribution	70,385	152,578	198,547	353,239
Corporate and Eliminations	90,160	(88,537)	260,845	307,146
Gross profit	$500,233	$756,110	$1,840,004	$1,968,841

Liquidity and Capital Resources

Going Concern

We have incurred operating losses since inception and have negative cash flow from operations since inception. As of September 30, 2021, we had a stockholders’ deficit of approximately 5.1 million and we incurred a net loss of approximately $4.4 million during the nine months ended September 30, 2021. We also utilized cash in operations of approximately $1.6 million during the nine months ended September 30, 2021. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flow from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations.

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

Lines of Credit

Since inception, we have financed our operations primarily through internally generated funds, private sales of stock, accruals of compensation, and the use of our lines of credit. In summary, our lines of credit are as follows:

	Total Amount Available	Interest Rate (per annum)	Outstanding Principal Balance as of September 30, 2021	Accrued Interest as of September 30, 2021
Kona Gold Line of Credit #1 – Related Party	$1,500,000	3.75%	$1,372,651	$73,906
Kona Gold Line of Credit #2[a]	$400,000	3.75%	$198,470	$42,683
Gold Leaf Line of Credit – Related Party	$200,000	3.75%	$125,500	$7,065

[a]	This line of credit was provided by Matthew Nicoletti, an otherwise unaffiliated third party to whom we previously sold and issued certain shares of our Series B Preferred Stock (as then constituted) and Series C Preferred Stock (as then constituted), all of which have been converted into shares of our Common Stock and sold into the public market. Mr. Nicoletti is no longer the record or beneficial owner of any of our equity. There was no connection between our prior equity transactions with Mr. Nicoletti and our entry into this line of credit.

Notes Payable – Related Party

We had the following outstanding notes payable from a related party during the nine months ended September 30, 2021:

Note (1)	Issuance Date	Original Borrowing Amount	Interest Rate	Maturity Date	Largest Outstanding Balance since January 1, 2018	Outstanding Balance as of September 30, 2021
Long-term Loan – Kona Gold	October 31, 2018	$20,000	0%	April 4, 2022	$20,000	$—
Long-term Loan – Gold Leaf	February 19, 2019	$70,000	0%	March 15, 2022	$70,000	$55,000

(1)	Each of the notes payable was issued by us in favor of Robert Clark, our President, Chief Executive Officer, Secretary, and Chairman of our Board.

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

In more recent discussions with our independent registered public accounting firm, we determined that the Branded Legacy Note should be classified as a note receivable on our balance sheets as of September 30, 2021 and December 31, 2020, with a full reservation due to current doubts about collectability due to the dollar amount and duration of the term of the Branded Legacy Note, rather than disclosing the note receivable as an “investment” but not recording it on the balance sheets. Because of this re-classification, the Banded Legacy Note is no longer an off-balance sheet arrangement.

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

Pursuant to the 2020 SPA, the purchase price for the First 2020 Debenture was $250,000, less $15,000 for origination fees, which consisted of the “original issue discount” of $10,000 and $5,000 as a structuring fee. On December 23, 2020, the Company converted $100,000 of the principal of, and $12,274 of accrued interest on, the First 2020 Debenture into 8,255,438 shares of the Company’s common stock. On January 25, 2021, the Company converted $150,000 of the principal of, and $1,118 of accrued interest on, the First 2020 Debenture into 7,094,732 shares of the Company’s common stock, see Note 11, equity transactions. At September 30, 2021, no balance remains on the principal balance of the First 2020 Debenture.

Pursuant to the 2020 SPA, the purchase price for the Second 2020 Debenture was $250,000, less $10,000 for origination fees, which consisted of the “original issue discount” of $10,000 fee. On January 25, 2021, the Company converted $100,000 of the principal of, and $10,410 of accrued interest on, the Second 2020 Debenture into 5,183,613 shares of the Company’s common stock. On February 19, 2021, the Company converted $150,000 of the principal of, and $855 of accrued interest on, the Second 2020 Debenture into 7,252,634 shares of the Company’s common stock see Note 11, equity transactions. At September 30, 2021, no balance remains on the principal balance of the Second 2020 Debenture.

Pursuant to the 2020 SPA, the purchase price for the Third 2020 Debenture was $500,000, less $10,000 for origination fees, which consisted of the “original issue discount” of $10,000 fee. On January 12, 2021, the Company converted $200,000 of the principal of, and $1,425 of accrued interest on, the First 2020 Debenture into 10.887,819 shares of the Company’s common stock, see Note 11, equity transactions. On May 5, 2021, the Company converted $300,000 of the principal of, and $7,496 of accrued interest on, the First 2020 Debenture into issued an aggregate of 14,436,426 shares of common stock, see Note 11, equity transactions. At September 30, 2021, no balance remains on the principal balance of the Third 2020 Debenture.

February 2021 Securities Purchase Agreement

In February 2021, the Company completed a private placement transaction (the “February 2021 Private Placement”) of two secured convertible debentures (the “February 2021 Debentures”), convertible for up to 154,958,678 shares (the “February 2021 Conversion Shares”) of Common Stock and granted a Warrant to purchase Common Stock (the “February 2021 Warrant”), exercisable for up to 50,000,000 shares of Common Stock (the “February 2021 Warrant Shares”), pursuant to that certain Securities Purchase Agreement between the Selling stockholder and the Company, dated as of February 10, February 2021 (the “February 2021 SPA”). The Company sold and issued the initial February 2021 Debenture (the “First February 2021 Debenture”) and granted the February 2021 Warrant promptly after entering in the February 2021 SPA. The Company will sell and issue the second February 2021 Debenture (the “Second February 2021 Debenture”) promptly after the SEC declares effective the February 2021 Registration Statement (as defined below).

The February 2021 Debentures are due 12 months from their respective issuance dates and are secured by all of the Company’s assets and the assets of each of its subsidiaries pursuant to that certain Security Agreement by and among the Selling Stockholder, the Company’s subsidiaries, and the Company. Initially, the February 2021 Debentures are convertible at the lower of (i) the fixed conversion price, which is $0.03 per share, subject to adjustment (the “February 2021 Fixed Conversion Price”), or (ii) 80% of the lowest daily volume weighted average price (“VWAP”) of our Common Stock during the 15 trading days immediately preceding the conversion date, subject to adjustment (the “February 2021 Market Conversion Price”). The February 2021 Debentures contain an adjustment provision that, subject to certain exceptions, reduces the conversion price if the Company issues shares of its Common Stock or common stock equivalents at a price lower than the then-current conversion price of the February 2021 Debentures. Any stock splits, reverse stock splits, recapitalizations, mergers, combinations and asset sales, stock dividends, and similar events will also result in an adjustment of the conversion price of the February 2021 Debentures. The February 2021 Debentures are subject to a “conversion blocker” such that the Selling Stockholder cannot convert any portion of the February 2021 Debentures that would result in the Selling Stockholder and its affiliates holding more than 4.99% of the then-issued and outstanding shares of the Common Stock following such conversion (excluding, for purposes of such determination, shares of the Common Stock issuable upon conversion of the February 2021 Debentures or exercise of the February 2021 Warrant that had not then been converted or exercised, respectively). The Selling Stockholder can increase that 4.99% “conversion blocker” to 9.99% upon at least 65 days’ prior written notice to the Company. The February 2021 Debentures accrue interest at an annual rate equal to 8% and are due and payable on their respective maturity dates (or sooner if the Selling Stockholder converts the February 2021 Debentures or otherwise accelerates the maturity date, as provided for in the February 2021 Debentures). Interest is payable either in cash or, if certain Equity Conditions (as defined in the February 2021 Debentures) are then satisfied, in shares of the Common Stock at the February 2021 Market Conversion Price on the trading day immediately prior to the date paid.

At the Company’s option, it has the right to redeem, in part or in whole, the outstanding principal and interest under the February 2021 Debentures prior to their respective maturity dates; provided, that, as of the date of the holder’s receipt of the redemption notice, (i) the VWAP of the Common Stock is less than the February 2021 Fixed Conversion Price, initially $0.03 per share, and (ii) there is no Equity Conditions failure. The Company must pay an amount equal to the principal amount being redeemed plus outstanding and accrued interest thereon, as well as a redemption premium equal to 15% of the outstanding principal amount being redeemed (the “Redemption Premium”). The Company must provide the holder 15 business days’ advance notice of its intent to make a redemption, setting forth the amount of principal and interest we desire then to redeem plus the applicable Redemption Premium.

The February 2021 Debentures contain an adjustment provision that, subject to certain exceptions, reduces the conversion price if the Company issues shares of Common Stock or common stock equivalents at a price lower than the then-current conversion price of the February 2021 Debentures. Any stock splits, reverse stock splits, recapitalizations, mergers, combinations and asset sales, stock dividends, and similar events will also result in an adjustment of the conversion price of the February 2021 Debentures.

Pursuant to the February 2021 SPA, the purchase price for the First February 2021 Debenture was $900,000, less $41,000 for origination fees, which consisted of the “original issue discount” of $36,000 and $5,000 as a structuring fee. Pursuant to the February 2021 SPA, the purchase price for the Second February 2021 Debenture will be $600,000, less $24,000 as an “original issue discount.”

In connection with the February 2021 Private Placement, the Company also granted the February 2021 Warrant to purchase up to an aggregate of 50 million shares of the Common Stock. The February 2021 Warrant has a six-year term and is immediately exercisable at an exercise price of $0.03 per share, subject to adjustment. If the Company fails to maintain an effective registration statement with the SEC covering the resale of the February 2021 Warrant Shares, or if an Event of Default (as defined below) has occurred and is continuing, then the holder may exercise the February 2021 Warrant on a “cashless” basis. “Event of Default” means an event of default under the February 2021 SPA or the February 2021 Debentures.

The February 2021 Warrant contains an adjustment provision that, subject to certain exceptions, reduces the exercise price if the Company issues shares of our Common Stock or common stock equivalents at a price lower than the then-current exercise price of the February 2021 Warrant. Any stock splits, reverse stock splits, recapitalizations, mergers, combinations and asset sales, stock dividends, and similar events will also result in an adjustment of the exercise price of the February 2021 Warrant.

The February 2021 Warrant is subject to an “exercise blocker” such that the Selling Stockholder cannot exercise any portion of the February 2021 Warrant that would result in the Selling Stockholder and its affiliates holding more than 4.99% of the then-issued and outstanding shares of the Common Stock following such exercise (excluding, for purposes of such determination, shares of the Common Stock issuable upon exercise of the February 2021 Warrant or conversion of the February 2021 Debentures that had not then been exercised or converted, respectively). The Selling Stockholder can increase that 4.99% “exercise blocker” to 9.99% upon at least 65 days’ prior written notice to the Company.

Pursuant to the terms of the February 2021 Registration Rights Agreement with the Selling Stockholder, the Company agreed to file a registration statement on Form S-1 (the “February 2021 Registration Statement”) with the SEC registering for resale the February 2021 Conversion Shares and the February 2021 Warrant Shares within 30 calendar days following the closing of the February 2021 Private Placement. The Selling Stockholder has agreed to waive this 30-calendar-day provision for so long as the Company utilized its best efforts to file its Annual Report on Form 10-K for its fiscal year ended December 31, 2020, and promptly thereafter files the February 2021 Registration Statement. Further, the Company agreed to use its best efforts to have the February 2021 Registration Statement declared effective by the SEC as soon as practicable, but in no event later than the effectiveness deadline, or by the 5th trading day following the date on which the Company is notified that the February 2021 Registration Statement will not be reviewed or is no longer subject to further review and comments. Pursuant to the February 2021 Registration Rights Agreement, the Company is subject to partial liquidated damages equal to 2.0% of the aggregate purchase price paid by the holder pursuant to the February 2021 SPA for either of the February 2021 Debentures then held by the holder for failure to file the February 2021 Registration Statement timely, failure to file with the SEC a request for acceleration in accordance with Rule 461 promulgated under the Securities Act, within five trading days after the date the Company is notified that the February 2021 Registration Statement will not be reviewed or is not subject to further review, the February 2021 Registration Statement is not declared effective by the effectiveness deadline, if after effectiveness, the February 2021 Registration Statement ceases for any reason to remain continuously effective as required or if the holders are not permitted to utilize the prospectus therein to resell for more than 30 consecutive calendar days or more than an aggregate of 40 calendar days during any 12-month period, or if after the six-month anniversary of the February 2021 Registration Rights Agreement, the Company does not have available adequate current public information as set forth in Rule 144(c). The parties agreed that the maximum aggregate liquidated damages payable to a holder of the February 2021 Debentures under the February 2021 Registration Rights Agreement is 24% of the aggregate purchase price paid by such holder pursuant to the February 2021 SPA. The Company also agreed, among other things, to indemnify the Selling Stockholder from certain liabilities and to pay all fees and expenses incurred by the Company in connection with the registration of the February 2021 Conversion Shares and the February 2021 Warrant Shares held by the Selling Stockholder.

Pursuant to the February 2021 SPA, the purchase price for the First February 2021 Debenture was $900,000, less $41,000 for origination fees, which consisted of the “original issue discount” of $36,000 and $5,000 as a structuring fee. At September 30, 2021, the principal balance of the First 2021 Debenture is $900,000.

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

Pursuant to the February 2021 SPA, the purchase price for the Second February 2021 Debenture was $600,000, less $200,000 for the “Partial Second Convertible Debenture”, dated May 5, 2021, less for origination fees, which consisted of the “original issue discount” of $16,000. On June 9, 2021, the Company converted $200,000 of the principal of, and $1,578 of accrued interest on the Second 2021 Debenture into 6,719,269 shares of the Company’s common stock see Note 11, equity transactions. At September 30, 2021, no balance remains on the principal balance of the Second February 2021 Debenture.

August 2021 Securities Purchase Agreement

In August 2021, the Company completed a private placement transaction (the “August 2021 Private Placement”) of two secured convertible debentures (the “August 2021 Debentures”), convertible for up to 1,111,111,110 shares (the “August 2021 Conversion Shares”) of Common Stock and granted a Warrant to purchase Common Stock (the “August 2021 Warrant”), exercisable for up to 100,000,000 shares of Common Stock (the “August 2021 Warrant Shares”), pursuant to that certain Securities Purchase Agreement between the Selling stockholder and the Company, dated as of August 10, 2021 (the “August 2021 SPA”). The Company sold and issued the initial August 2021 Debenture (the “First August 2021 Debenture”) and granted the August 2021 Warrant promptly after entering in the August 2021 SPA. The Company will sell and issue the second August 2021 Debenture (the “Second August 2021 Debenture”) promptly after the SEC declares effective the August 2021 Registration Statement (as defined below).

The August 2021 Debentures are due 12 months from their respective issuance dates and are secured by all of the Company’s assets and the assets of each of its subsidiaries pursuant to that certain Security Agreement by and among the Selling Stockholder, the Company’s subsidiaries, and the Company. Initially, the August 2021 Debentures are convertible at the lower of (i) the fixed conversion price, which is $0.03 per share, subject to adjustment (the “August 2021 Fixed Conversion Price”), or (ii) 75% of the lowest daily volume weighted average price (“VWAP”) of our Common Stock during the 15 trading days immediately preceding the conversion date, subject to adjustment (the “August 2021 Market Conversion Price”). The August 2021 Debentures contain an adjustment provision that, subject to certain exceptions, reduces the conversion price if the Company issues shares of its Common Stock or common stock equivalents at a price lower than the then-current conversion price of the August 2021 Debentures. Any stock splits, reverse stock splits, recapitalizations, mergers, combinations and asset sales, stock dividends, and similar events will also result in an adjustment of the conversion price of the August 2021 Debentures. The August 2021 Debentures are subject to a “conversion blocker” such that the Selling Stockholder cannot convert any portion of the August 2021 Debentures that would result in the Selling Stockholder and its affiliates holding more than 4.99% of the then-issued and outstanding shares of the Common Stock following such conversion (excluding, for purposes of such determination, shares of the Common Stock issuable upon conversion of the August 2021 Debentures or exercise of the August 2021 Warrant that had not then been converted or exercised, respectively). The Selling Stockholder can increase that 4.99% “conversion blocker” to 9.99% upon at least 65 days’ prior written notice to the Company. The August 2021 Debentures accrue interest at an annual rate equal to 8% and are due and payable on their respective maturity dates (or sooner if the Selling Stockholder converts the August 2021 Debentures or otherwise accelerates the maturity date, as provided for in the August 2021 Debentures). Interest is payable either in cash or, if certain Equity Conditions (as defined in the August 2021 Debentures) are then satisfied, in shares of the Common Stock at the August 2021 Market Conversion Price on the trading day immediately prior to the date paid.

At the Company’s option, it has the right to redeem, in part or in whole, the outstanding principal and interest under the August 2021 Debentures prior to their respective maturity dates; provided, that, as of the date of the holder’s receipt of the redemption notice, (i) the VWAP of the Common Stock is less than the August 2021 Fixed Conversion Price, initially $0.03 per share, and (ii) there is no Equity Conditions failure. The Company must pay an amount equal to the principal amount being redeemed plus outstanding and accrued interest thereon, as well as a redemption premium equal to 15% of the outstanding principal amount being redeemed (the “Redemption Premium”). The Company must provide the holder 15 business days’ advance notice of its intent to make a redemption, setting forth the amount of principal and interest we desire then to redeem plus the applicable Redemption Premium.

The August 2021 Debentures contain an adjustment provision that, subject to certain exceptions, reduces the conversion price if the Company issues shares of Common Stock or common stock equivalents at a price lower than the then-current conversion price of the August 2021 Debentures. Any stock splits, reverse stock splits, recapitalizations, mergers, combinations and asset sales, stock dividends, and similar events will also result in an adjustment of the conversion price of the August 2021 Debentures.

Pursuant to the August 2021 SPA, the purchase price for the First August 2021 Debenture was $1,500,000, less $70,000 for origination fees, which consisted of the “original issue discount” of $60,000 and $10,000 as a structuring fee. Pursuant to the August 2021 SPA, the purchase price for the Second August 2021 Debenture will be $1,500,000, less $10,000 as an “original issue discount.”

In connection with the August 2021 Private Placement, the Company also granted the August 2021 Warrant to purchase up to an aggregate of 100 million shares of the Common Stock. The August 2021 Warrant has a three-year term and is immediately exercisable at an exercise price of $0.03 per share, subject to adjustment. If the Company fails to maintain an effective registration statement with the SEC covering the resale of the August 2021 Warrant Shares, or if an Event of Default (as defined below) has occurred and is continuing, then the holder may exercise the August 2021 Warrant on a “cashless” basis. “Event of Default” means an event of default under the August 2021 SPA or the August 2021 Debentures.

The August 2021 Warrant contains an adjustment provision that, subject to certain exceptions, reduces the exercise price if the Company issues shares of our Common Stock or common stock equivalents at a price lower than the then-current exercise price of the August 2021 Warrant. Any stock splits, reverse stock splits, recapitalizations, mergers, combinations and asset sales, stock dividends, and similar events will also result in an adjustment of the exercise price of the August 2021 Warrant.

The August 2021 Warrant is subject to an “exercise blocker” such that the Selling Stockholder cannot exercise any portion of the August 2021 Warrant that would result in the Selling Stockholder and its affiliates holding more than 4.99% of the then-issued and outstanding shares of the Common Stock following such exercise (excluding, for purposes of such determination, shares of the Common Stock issuable upon exercise of the August 2021 Warrant or conversion of the August 2021 Debentures that had not then been exercised or converted, respectively). The Selling Stockholder can increase that 4.99% “exercise blocker” to 9.99% upon at least 65 days’ prior written notice to the Company.

Pursuant to the terms of the August 2021 Registration Rights Agreement with the Selling Stockholder, the Company agreed to file a registration statement on Form S-1 (the “August 2021 Registration Statement”) with the SEC registering for resale the August 2021 Conversion Shares and the August 2021 Warrant Shares within 30 calendar days following the closing of the August 2021 Private Placement. The Selling Stockholder has agreed to waive this 30-calendar-day provision for so long as the Company utilized its best efforts to file its Annual Report on Form 10-K for its fiscal year ended December 31, 2020, and promptly thereafter files the August 2021 Registration Statement. Further, the Company agreed to use its best efforts to have the August 2021 Registration Statement declared effective by the SEC as soon as practicable, but in no event later than the effectiveness deadline, or by the 5th trading day following the date on which the Company is notified that the August 2021 Registration Statement will not be reviewed or is no longer subject to further review and comments. Pursuant to the August 2021 Registration Rights Agreement, the Company is subject to partial liquidated damages equal to 2.0% of the aggregate purchase price paid by the holder pursuant to the August 2021 SPA for either of the August 2021 Debentures then held by the holder for failure to file the August 2021 Registration Statement timely, failure to file with the SEC a request for acceleration in accordance with Rule 461 promulgated under the Securities Act, within five trading days after the date the Company is notified that the August 2021 Registration Statement will not be reviewed or is not subject to further review, the August 2021 Registration Statement is not declared effective by the effectiveness deadline, if after effectiveness, the August 2021 Registration Statement ceases for any reason to remain continuously effective as required or if the holders are not permitted to utilize the prospectus therein to resell for more than 30 consecutive calendar days or more than an aggregate of 40 calendar days during any 12-month period, or if after the six-month anniversary of the August 2021 Registration Rights Agreement, the Company does not have available adequate current public information as set forth in Rule 144(c). The parties agreed that the maximum aggregate liquidated damages payable to a holder of the August 2021 Debentures under the August 2021 Registration Rights Agreement is 24% of the aggregate purchase price paid by such holder pursuant to the August 2021 SPA. The Company also agreed, among other things, to indemnify the Selling Stockholder from certain liabilities and to pay all fees and expenses incurred by the Company in connection with the registration of the August 2021 Conversion Shares and the August 2021 Warrant Shares held by the Selling Stockholder.

Pursuant to the August 2021 SPA, the purchase price for the First August 2021 Debenture was $1,500,000, less $70,000 for origination fees, which consisted of the “original issue discount” of $60,000 and $10,000 as a structuring fee. At September 30, 2021, the principal balance of the First August 2021 Debenture is $1,500,000.

Derivative Liability

The 2020, 2021 Debentures, and 2021-2 Debentures have been accounted for utilizing ASC 815. The Company has incurred a liability for the estimated fair value of the First 2020 Debenture. The estimated fair value of the 2020 Debentures has been calculated using the Black-Scholes fair value option-pricing model with key input variables provided by management, as of the date of issuance, with the valuation offset against additional paid in capital, and at each reporting date, with changes in fair value recorded as gains or losses on revaluation in other income (expense). The Company identified embedded features in the 2020, 2021 and 2021-2 Debentures, which caused the 2020, 2021 and 2021-2 Debentures to be classified as a liability. These embedded features included the right for the holder to request for the Company to settle the amounts owed pursuant to the 2020, 2021 and 2021-2 Debentures to the holder by paying an amount of cash equal to the Black-Scholes value of the remaining unexercised portion of the 2020, 2021 and 2021-2 Debentures on the date of the consummation of a fundamental transaction. The accounting treatment of derivative financial instruments requires that the Company treat the whole instrument as liability and record the fair value of the instrument as a derivative as of the inception date of the instrument and to adjust the fair value of the instrument as of each subsequent balance sheet date.

The derivative liabilities were valued using Black-Scholes pricing model with the following average assumptions:

September 30, 2021
Stock Price	$0.0166
Exercise Price	$0.0124
Expected Life	1
Volatility	87.69%
Dividend Yield	0%
Risk-Free Interest Rate	.08%

Fair Value	$1,225,741

The following table summarizes the changes in the Company’s assets and liabilities measured at fair value as of September 30, 2021:

	September 30, 2021	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Convertible promissory notes with embedded conversion option	$1,225,741		$1,225,741
Total	$1,225,741		$1,225,741

The following table sets forth a summary of change in fair value of the Company’s derivative liabilities for the year ended June 30, 2021:

Fair value, January 1, 2020	$—
Change in fair value of embedded conversion features of debenture included in earnings	—
Embedded conversion option liability recorded in connection with the issuance of 2020 debenture	148,628
Fair value, June 30, 2020	$148,628
Change in fair value of embedded conversion features of debenture included in earnings	(39,725
Embedded conversion option liability recorded in connection with the issuance of 2020 debentures	108,903
Fair value, September 30, 2020	$217,806
Change in fair value of embedded conversion features of debenture included in earnings	(69,051
Embedded conversion option liability recorded in connection with the issuance of 2020 debentures	212,397
Fair value, December 31, 2020	$361,152
Change in fair value of embedded conversion features of debenture included in earnings	(202,443
Embedded conversion option liability recorded in connection with the issuance of 2021 debentures	468,309
Fair value, March 31, 2021	$627,018
Change in fair value of embedded conversion features of debenture included in earnings	(307,585
Embedded conversion option liability recorded in connection with the issuance of 2021 debentures	166,088
Fair value, June 30, 2021	$485,521
Change in fair value of embedded conversion features of debenture included in earnings	(120,306)
Embedded conversion option liability recorded in connection with the issuance of 2021-2 debentures	860,526
Fair value, September 30, 2021	$1,225,741

Warrant

The Company also granted the 2020 Warrant, 2021 Warrant and the 2021-2 Warrant to purchase up to an aggregate of 20 million shares, 50,000,000, and 100,000,000 of the Common Stock, respectively. The 2020 Warrant, 2021 Warrant and the 2021-2 Warrant, respectively, has a three-year term and is immediately exercisable at an exercise price of $0.05 per share, subject to adjustment. If the Company fails to maintain an effective registration statement with the SEC covering the resale of the 2020 Warrant, 2021 Warrant and the 2021-2 Warrant Shares, or if an Event of Default (as defined below) has occurred and is continuing, then the holder may exercise, respectively, the 2020 Warrant and the 2021 Warrant on a “cashless” basis. “Event of Default” means an event of default under the 2020 SPA, 2021 SPA and the 2021-2 SPA or the 2020 Debentures, 2021 Debentures and the 2021-2 Debentures, respectively.

The 2020 Warrant, 2021 Warrant and the 2021-2 Warrant, respectively, contains an adjustment provision that, subject to certain exceptions, reduces the exercise price if the Company issues shares of our Common Stock or common stock equivalents at a price lower than the then-current exercise price of the 2020 Warrant, 2021 Warrant and the 2021-2 Warrant, respectively. Any stock splits, reverse stock splits, recapitalizations, mergers, combinations and asset sales, stock dividends, and similar events will also result in an adjustment of the exercise price of the 2020 Warrant, 2021 Warrant and the 2021-2 Warrant, respectively.

The 2020 Warrant, 2021 Warrant and the 2021-2 Warrant, respectively, is subject to an “exercise blocker” such that the Selling Stockholder cannot exercise any portion, respectively, of the 2020 Warrant, 2021 Warrant and the 2021-2 Warrant would result in the Selling Stockholder and its affiliates holding more than 4.99% of the then-issued and outstanding shares of the Common Stock following such exercise (excluding, for purposes of such determination, shares of the Common Stock issuable, respectively, upon exercise of the 2020 Warrant, 2021 Warrant and the 2021-2 Warrant or conversion of the 2020 Debentures, 2021 Debentures and the 2021-2 Debentures, respectively, that had not then been exercised or converted, respectively). The Selling Stockholder can increase that 4.99% “exercise blocker” to 9.99% upon at least 65 days’ prior written notice to the Company.

During the year ended December 31, 2020, the Company granted the 2020 Warrant that was immediately exercisable for up to 20,000,000 shares of Common Stock. During the three months ended June 30, 2021, the Company granted the 2021 Warrant that was immediately exercisable for up to 50,000,000 shares of Common Stock. During the three months ended September 30, 2021, the Company granted the 2021-2 Warrant that was immediately exercisable for up to 100,000,000 shares of Common Stock. The 2020 Warrant, 2021 Warrant and the 2021-2 Warrant, respectively, was fully expensed as an interest expense related to the 2020 Warrant, 2021 Warrant and the 2021-2 Warrant issued in connection with the consummation of the transactions contemplated by the 2020 SPA, 2021 SPA and 2021-2 SPA, respectively, and no liability was recorded as of September 30, 2021 and December 31, 2020, respectively.

Cash Flows

In summary, our use of cash has been as follows:

For the Nine Months Ended September 30, 2021
Net cash used in operating activities	$1,586,677)
Net cash used in investing activities	$(1,427,106)
Net cash provided by financing activities	$3,447.143

Operating Activities

Cash provided by or used in operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, stock-based payments, interest expense related to the Warrant issued in the Private Placement, and the effect of changes in working capital and other activities. Cash used in operating activities for the nine months ended September 30, 2021 was approximately $1.6 million and consisted of a net loss of approximately $4.4 million, adjustments for non-cash items, including adjustments related to the issuance of shares of our Common Stock for an acquisition, Common Stock issued for compensation, interest expense related to the Warrant, and depreciation of approximately $2.1 million, and approximately $731,100 used in working capital and other activities.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2021 was approximately $1.4 million and was attributable to capital expenditures of approximately, $145,900, and goodwill of approximately $1.28 million, which was attributed to an acquisition.

Financing Activities

Cash provided by financing activities for nine months ended September 30, 2021 was approximately $3.5 million and was due to proceeds from convertible debt of approximately $3.0 million, proceeds from note payable for an acquisition of approximately $590,400, proceeds from note payable for approximately $34,800, changes from the PPP Loan of approximately $22,300, $217,000 was used to pay principal on a line of credit, and $13,000 was used to pay principal on a note payable.

Non-Cash Investing and Financing Activities

For the nine months ended September 30, 2021, there were no non-cash investing and financing activities.

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

The accounting policies that we follow are set forth in Note 2, Summary of Significant Accounting Policies, of our consolidated financial statements for the three months ended September 30, 2021. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the consolidated financial statements.

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

Please refer to Note 15, Lease Liabilities, to our consolidated financial statements for the nine months ended September 30, 2021 for additional information related to our right-of-use assets and lease liabilities.

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

Inventory

The cost of inventory using the standard cost method, which approximates actual cost based on a first-in, first-out method. Our inventories are valued at the lower of cost or net realizable value. Our inventory consists almost entirely of finished and unfinished goods, and freight, which include CBD energy waters, CBD waters, hemp energy drinks, cans for production, and merchandise and apparel. We periodically evaluate and adjust inventories for obsolescence. In the opinion of management, no provision for obsolescence is deemed necessary. The shelf life of all beverage inventory is two years, and as of September 30, 2021, we had approximately $866,600 of product in inventory, which was an increase of approximately $206,100, compared to approximately $660,500 at December 31, 2020. We expect the balance of inventory to increase in direct relation to the increase in sales that we expect. See Note 2, Summary of Significant Accounting Policies, Subsection F, Inventories, of our consolidated financial statements for the nine months ended September 30, 2021, for an additional description of our inventory that had a material effect on our consolidated financial statements.

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

Intangible assets represent both indefinite lived and definite lived assets. Trademarks are deemed to have definite useful lives of ten years, are amortized, and are tested annually for impairment. Intangible assets are reported on the balance sheet at cost less accumulated amortization. We have selected December 31 as the date to perform the annual impairment test. See Note 2, Summary of Significant Accounting Policies, Subsection H, Goodwill and Intangible Assets, of our consolidated financial statements for the nine months ended September 30, 2021, for an additional description of intangible assets that had a material effect on our consolidated financial statements.

Stock-Based Compensation

FASB’s ASC Topic 718, Stock Compensation (formerly, FASB Statement 123R), prescribes accounting and reporting standards for all stock-based payment transactions in which employee and non-employee services are acquired. We measure the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Fair value for restricted stock awards is valued using the closing price of our Common Stock on the date of grant. For our nine months ended September 30, 2021, and 2020, we recognized stock-based compensation expense of approximately $326,700, and $478,600, respectively. We had a balance in accrued stock-based compensation at September 30, 2021 and December 31, 2020 of approximately $1.4 million, respectively. See Note 6, Stock-Based Compensation, of our consolidated financial statements for the nine months ended September 30, 2021 for an additional description of our stock-based compensation that had a material effect on our consolidated financial statements.

Related Party Transactions

See Note 8, Related Party Transactions, to our consolidated financial statements for the nine months ended September 30, 2021 for an additional description of related party transactions that had a material effect on our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, Subsection S, Recently Issued Accounting Pronouncements, to our consolidated financial statements for the nine months ended September 30, 2021 for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure control and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, the period covered in this Report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of funds

None

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following exhibits are filed with or incorporated by reference into this Quarterly Report.

3.1	Amended and Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.2	Amended and Restated By-Laws is incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.3	Certificate of Designation of the Preferences, Rights, and Limitations of the Series B Preferred Stock is incorporated herein by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.4	Certificate of Designation of the Preferences, Rights, and Limitations of the Series C Preferred Stock is incorporated herein by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.5	Certificate of Designation of the Preferences, Rights, and Limitations of the Series D Preferred Stock is incorporated herein by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.6	Certificate of Amendment to Amendment and Restated Certificate of Incorporation, is incorporated herein by reference to Exhibit 3.6 of Amendment No. 1 to the Company Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

4.1	Form of Debenture is incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

4.2	Warrant is incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

4.3	Form of Stand-alone Debenture is incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (File No.333-239883), filed with the SEC on December 14, 2020.

4.4	Form of Secured Convertible Debenture of the registrant sold and issued to YAII PN, Ltd., on February 11, 2021 is incorporated herein by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

4.4a*	Form of Secured Convertible Debenture of the registrant sold and issued to YAII PN, Ltd., on February 11, 2021.

4.5	Form of Warrant of the registrant granted to YAII PN, Ltd., on February 11, 2021 is incorporated herein by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

4.6	Form of Secured Convertible Debenture of the registrant sold and issued to YAII PN, Ltd., effective August 23, 2021 is incorporated herein by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

4.7	Form of Warrant of the registrant granted to YAII PN, Ltd., effective August 23, 2021 is incorporated herein by reference to Exhibit 4.7 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

10.1	Securities Purchase Agreement by and between the Company and YAII PN, Ltd., dated May 14, 2020 is incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.2	Registration Rights Agreement by and between the Company and YAII PN, Ltd., dated May 14, 2020 is incorporated herein by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.3	Independent Contractor Agreement by and between Kona Gold LLC and OPTN Companies Inc., dated April 15, 2020 is incorporated herein by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.4	Board of Directors Offer Letter between the Company and Matthew Crystal, dated July 24, 2018 is incorporated herein by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.5	Board of Directors Offer Letter between the Company and William Jeffrey Outlaw, dated September 3, 2019 is incorporated herein by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.6	Form of Distribution Agreement is incorporated herein by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.7	Membership Interest Purchase Agreement by and among Elev8 Hemp LLC, PLAD, Inc., and the Company, dated October 10, 2016, is incorporated herein by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.8	Securities Exchange and Settlement Agreement by and between Elev8 Brands, Inc., and the Company, dated March 6, 2018, is incorporated herein by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.9	Securities Exchange and Settlement Agreement by and between Elev8 Brands, Inc., and the Company, dated November 26, 2019 is incorporated herein by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.10	Employment Agreement by and between Christopher Selinger and the Company, dated September 1, 2018 is incorporated herein by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.11	Lease Agreement by and between Kona Gold, LLC and Hay Investment Properties, Inc., dated June 1, 2018 is incorporated herein by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.12	Triple Net Lease Agreement by and between Gold Leaf Distribution, LLC and 3090 S. Hwy 14, LLC, dated May 22, 2019 is incorporated herein by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.13	Lease Modification Agreement by and between Gold Leaf Distribution, LLC and 3090 S. Hwy 14, LLC, dated April 21, 2020 is incorporated herein by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.14	Line of Credit Agreement by and between Robert Clark and Gold Leaf Distribution, LLC, dated August 29, 2019 is incorporated herein by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.15	Line of Credit Agreement by and between Robert Clark and Kona Gold, LLC, dated April 4, 2019 is incorporated herein by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.16	Line of Credit Agreement by and between Matthew Nicoletti and Kona Gold, LLC, dated May 5, 2018 is incorporated herein by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.17	Standard Promissory Note issued by Gold Leaf Distribution in favor of Robert Clark, dated February 19, 2019 is incorporated herein by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.18	Standard Promissory Note issued by Kona Gold, LLC in favor of Robert Clark, dated January 15, 2019 is incorporated herein by reference to Exhibit 10.18 of Amendment No. 1 to the Company Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.19	Employment Agreement by and between the Company and Robert Clark, dated August 12, 2015 is incorporated herein by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.20	Employment Agreement by and between the Company and Lori Radcliffe, dated October 8, 2019 is incorporated herein by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.20a	Employment Agreement Amendment by and between the Company and Lori Radcliffe, dated September 14, 2021, is incorporated herein by reference to Exhibit 10.20a of the Company’s Registration Statement on Form S-1, filed with the SEC on September 22, 2021.

10.21	Amendment to Employment Agreement by and between the Company and Robert Clark, dated December 1, 2016 is incorporated herein by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.22	Agreement by and between the Company and Ryan Dodd, dated May 1, 2019 is incorporated herein by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.23	Amendment to Employment Agreement by and between Christopher Selinger and Kona Gold Solutions, Inc., dated May 1, 2020 is incorporated herein by reference to Exhibit 10.23of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.24	Amendment to Employment Agreement by and between Christopher Selinger and the Company, dated January 1, 2019 is incorporated herein by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.25	Security Agreement by and between the Company and YAII PN, Ltd., dated May 14, 2020 is incorporated herein by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.26	Line of Credit and Security Agreement Modification Agreement by and between Kona Gold LLC and Robert Clark, dated April 1, 2020 is incorporated herein by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.27	Line of Credit and Security Agreement Modification Agreement by and between Gold Leaf Distribution LLC and Robert Clark, dated April 1, 2020 is incorporated herein by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.28	Terms of Oral Agreement between the Company and Robert Clark is incorporated herein by reference to Exhibit 10.28 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.29	Waiver Agreement by and between the Company and YAII PN, Ltd., dated October 14, 2020, is incorporated herein by reference to Exhibit 10.29 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.30	Paycheck Protection Promissory Note issued in favor of Wells Fargo Bank, N.A. dated May 4, 2020, is incorporated herein by reference to Exhibit 10.30 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.31	Paycheck Protection Promissory Note issued in favor of Wells Fargo Bank, N.A. dated May 4, 2020, is incorporated herein by reference to Exhibit 10.31 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.32	Securities Purchase Agreement by and between the Company and YAII PN, Ltd., dated November 30, 2020, is incorporated herein by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on December 14, 2020.

10.33	Form of Securities Purchase Agreement between the registrant and YAII PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.28 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.34	Form of Registration Rights Agreement by and between the registrant and YAII PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.29 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.35	Form of Amended and Restated Security Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.30 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.36	Form of Intellectual Property Security Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.31 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.37	Form of Amended and Restated Global Guaranty Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.32 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.38	Form of Securities Purchase Agreement between the registrant and YAII PN, Ltd., for a transaction that closed and funded on August 23, 2021 is incorporated herein by reference to Exhibit 10.38 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

10.39	Form of Registration Rights Agreement by and between the registrant and YAII PN, Ltd., for a transaction that closed and funded on August 23, 2021 is incorporated herein by reference to Exhibit 10.39 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

10.40	Form of Second Amended and Restated Security Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed and funded on August 23, 2021 is incorporated herein by reference to Exhibit 10.40 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

10.41	Form of Intellectual Property Security Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed and funded on August 23, 2021 is incorporated herein by reference to Exhibit 10.41 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

10.42	Form of Second Amended and Restated Global Guaranty Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed and funded on August 23, 2021 is incorporated herein by reference to Exhibit 10.42 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

10.43	Agreement of Lease by and between Gold Leaf Distribution, LLC and RFMD-SC, LLC, dated August 30, 2021, is incorporated herein by reference to Exhibit 10.43 of the Company’s Registration Statement on Form S-1, filed with the SEC on September 22, 2021.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Securities Act of 1934.

32.1*	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2*	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Ex. 101.INS*	XBRL Instance Document

Ex. 101.SCH*	XBRL Taxonomy Extension Schema Document

Ex. 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Ex. 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kona Gold Beverage, Inc.

Dated: November 15, 2021	/s/ Robert Clark
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 15, 2021	/s/ Lori Radcliffe
Chief Financial Officer
(Principal Financial Officer)