Form 10-K
period 2021-12-31
KONA GOLD BEVERAGE, INC.
filed 2022-04-13
CIK 1802546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-56230

KONA GOLD BEVERAGE, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-5175120
(State of incorporation)	(I.R.S. Employer Identification No.)

746 North Drive, Suite A, Melbourne, Florida	32934
(Address of principal executive offices)	(Zip Code)

(844) 714-2224

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	KGKG	OTC Markets Group Inc.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2021 was $19,044,619.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were a total of 1,482,788,393 shares of Common Stock outstanding as of April 8, 2022.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

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

ii

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

●	Kona focuses on creating great tasting and healthy hemp-infused energy drinks in the functional beverage market for those who lead an active lifestyle. Kona is a proud member of the Hemp Industries Association (“HIA”) and strives to promote the benefits of hemp seed in our products. The hemp seed in our energy drinks contains all 20 amino acids that are already found in the human body. For those leading a healthy lifestyle, hemp seed protein is considered to be a complete protein and is compatible with a variety of diets, including vegan and Kosher.

●	HighDrate focuses on the development and marketing of CBD-infused energy waters available in a variety of great tasting flavors. HighDrate’s CBD-infused energy waters are geared to the fitness and wellness markets. Our CBD-infused energy waters are powered by Alkame’s patented technology, which provides premium oxygenated alkaline water with natural antioxidants. All of our waters are infused with CBD.

●	S and S focuses on the development and marketing of Ooh La Lemin and Ooh La Lemin Sparkling, which is a lemonade that has no added sugar, is low in carbohydrates, and has only 15 calories for Ooh La Lemin, and only 10 calories for Ooh La Lemin Sparkling. Ooh La Lemin is available in four flavors: (i) Original Lemonade, (ii) Blue Raspberry Lemonade, (iii) Peach Lemonade, and (iv) Strawberry Lemonade. Ooh La Lemin Sparkling is available in six flavors: (i) Original, (ii) Cucumber Watermelon, (iii) Blue Raspberry, (iv) Pineapple Mango, (v) Citrus Splash, and (vi) Huckleberry.

●	Gold Leaf focuses on the distribution of premium beverages and snacks, such as alkaline waters, beverages for kids, energy drinks, fruit flavored sodas, low-carb lemonade, healthy aloe juice drinks, as well as CBD-infused jellybeans, in key markets, all of which complement our current product offerings. These markets include over 1,400 accounts in grocery stores, convenience stores, smoke shops, vape shops, and specialty stores located in Florida and South Carolina.

Business Overview

We are a lifestyle company that specializes in developing premier hemp and CBD products in the functional beverage and fitness markets. Focusing on the hemp energy drink, CBD energy water, and CBD water markets, we believe that we have positioned ourselves as a premium lifestyle brand.

We currently sell Kona, HighDrate, and S and S products through resellers, our websites, and distributors that span across 9 states. Our products are available in a wide variety of stores, including convenience and grocery stores, smoke shops, and gift shops. Gold Leaf also distributes our own products, as well as products purchased for resale from several other beverage manufacturers. These premium beverages and snacks are available in more than 1,400 grocery stores, convenience stores, smoke shops, vape shops, and specialty stores.

Product Lines

Within our Company, we market five distinct product lines: hemp-infused energy drinks, CBD-infused energy water, CBD-infused high-alkaline water, low carb and low-calorie lemonade, and apparel with our trademark logo.

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

S and S’s Ooh La Lemin is a lemonade that has no added sugar, is low in carbohydrates, and has only 15 calories and is available in four flavors: (i) Original Lemonade, (ii) Blue Raspberry Lemonade, (iii) Peach Lemonade, and (iv) Strawberry Lemonade. Ooh La Lemin Sparkling is a lemonade that has no added sugar, is low in carbohydrates, and has only 10 calories and is available in six flavors: (i) Original, (ii) Cucumber Watermelon, (iii) Blue Raspberry, (iv) Pineapple Mango, (v) Citrus Splash, and (vi) Huckleberry.

Our product “Storm” is a high-alkaline CBD-infused water. This water is also powered by Alkame’s patented technology, which uses its advanced water treatment to create a premium oxygenated alkaline water with natural antioxidants. Storm high-alkaline CBD water contains 20 mg of CBD.

We also sell branded apparel. We use only high-quality textiles and specialty inks and foils, which provide consumers with a premium fit and feel. We currently offer shirts, tanks, hats, and towels for sale. Revenues generated from sales of our apparel historically has represented approximately less than 1% of our gross annual sales.

Distributors and Resellers

Our markets include over 1,400 accounts in grocery stores, convenience stores, smoke shops, vape shops, and specialty stores located in Florida and South Carolina. In addition to distributing the Company’s own beverage products, the Company also distributes other products, including alkaline waters, beverages for kids, energy drinks, fruit flavored sodas, low-carb lemonade, healthy aloe juice drinks, and CBD-infused jellybeans, all of which complement the Company’s current product offerings.

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

Energy Drinks

The energy drink industry continues grow every year with an estimated $14 billion in sales in the United States in 2021, and sales are expected to reach $53 billion globally. The energy drink by the name “Red Bull” dominated the industry in 2020, comprising approximately 25% of the energy drink market. In 2020, an energy drink by the name of “Monster,” market share was approximately 15%.

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

Health and Fitness

The health and fitness industry, which includes food and beverages, saw consumer awareness drive trends to health and wellness, plant-based, and clean-label products in 2021. We believe that conscious consumerism will continue to drive these trends in 2022. We believe that consumers are making food and beverage choices based on their personal definition of health. Further, we believe that consumers are looking for healthy alternatives to obtain relief from pain and anxiety, and that CBD has become a viable option because it balances the mind and body. Women have traditionally been early adapters of health and wellness trends and CBD-infused products, food, and beverages have been recognized by women to have a connection between happiness and health.

Apparel

The global apparel market is projected to grow to $1.5 trillion dollars in 2021, compared to $1.3 trillion in 2015. Brand names and logos for leading energy drink companies such as Monster and Rockstar can be found on men’s and women’s apparel around the world; however, the biggest apparel companies not affiliated with energy drinks control the majority of the market. Energy drink apparel is not expected to be a large contributor to the apparel industry.

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

Our energy products have entered an already crowded market, and we aware of both our strengths and shortcomings as we compete in the energy drink market. Our energy products are part of niche industry that includes CBD, hemp seed, organic, and lifestyle, which we believe separates our energy drinks from others in the market. Within the global CBD beverage market, sales are expected to grow at a faster rate than conventional energy drinks. In 2020, the CBD beverage market was valued at $3.4 billion, and is expected to reach $14.6 billion by 2026 with a compounded annual growth rate of 27.5%. Combined with the THC-infused beverage market, the CBD Beverage Market is expected to reach $1.4 billion in the United States alone by 2025. The Alkaline Water Company, Inc. (NASDAQ and TSXV: WTER), HEXO Corp. (NYSE and TSX: HEXO), Tilray, Inc. (NASDAQ: TLRY), and Canopy Growth Corporation (NYSE: CGC; TSX: WEED) are prominent players in the CBD beverage market.

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

Co-Packing

We do not directly produce our hemp-infused energy drinks, Storm CBD-infused waters, HighDrate CBD-infused energy waters, or Ooh La Lemin, but instead outsource the production of our products with our specifications to third-party bottlers and co-packers. We use co-packers to produce our beverage products. The co-packers are responsible for the production and packaging of the finished products, including the procurement of all required ingredients and packaging materials. We have partnered with multiple co-packers in the United States to provide fulfillment of our products from quality, low-cost sources. These partners are integral to our success, providing, we believe, the ability to scale as needed. We store all of our products, except for Ooh La Lemin, in our warehouses located in Greer, South Carolina and Melbourne, Florida. Ooh La Lemin is stored in our co-packers warehouse.

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

Distribution

Distribution patterns in the energy drink and water industries are such that large buying groups dictate what products are used in their channels. Working with these large buying groups could open large distribution channels that could potentially supply our product offerings in several market segments. We have distribution agreements with each distributor with which we partner that distributes our products. Our distribution agreements are for a one-year term and typically automatically renews unless the distributor or we terminate the agreement. We ship product directly from our distribution center in South Carolina, our warehouse in Florida, or directly from our co-packers to our distribution partners in the United States. Our distributors consist of state-wide tier 1 distributors and regional small-to-medium size distributors.

Business Strategy

We have pursued specific and definable market segments with a multi-tiered, multi-channel approach. We have leveraged our products with direct sales and a distribution strategy using established beverage distributors. We are pursuing direct-ship opportunities, such as grocery stores and convenient stores, which would allow us to ship product to one location where the direct-ship store could then self-distribute our product to its multiple retail locations. We also continue to focus on our online presence by selling our products on popular e-commerce websites, such as Amazon.com, where we ship bulk product to its warehouse and Amazon handles all product fulfillment. Finally, we operate three e-commerce websites, where we sell directly to consumers in the United States. We continue to look to online retail markets and additional established distributors for revenue growth.

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

Sales Strategy

Our sales strategy is to exploit the energy drink and water markets in 2022, with the groundwork that we laid out in 2020 and 2021. We believe that tradeshows will play a major role in creating market awareness of our brands. Currently, our energy drinks are available for sale on Amazon.com, Inc.’s website, the largest internet-based retailer in the United States.

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

Intellectual Property

Our policy is to protect our intellectual property through, among other things, a combination of trade secrets, know-how, and trademarks. We have taken measures to protect our trade secrets and know-how, to the extent possible. We have three trademarks. One is for use of “Kona Gold Hemp Energy Drinks” registered in the Company’s name. The second trademark is for the use of “HighDrate” registered in the Company’s name. The third trademark is for the use of “OOH LA LEMIN” registered in the Company’s name. We do not have any patents.

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

Under the 2018 Farm Bill framework, states and Native American tribes may submit to the USDA, through the relevant state department of agriculture, a plan under which the state or Native American tribe will monitor and regulate the production of industrial hemp. For those states that do not have an approved state plan, the production of hemp will be subject to a USDA established plan, although states retain the ability to prohibit hemp production within their borders. On October 31, 2019, the USDA issued the IFR to implement the 2018 Farm Bill, which established the required regulatory framework governing commercial hemp production in the United States. The USDA has begun reviewing hemp production plans submitted by state and tribal governments, although several states have informed the USDA that they will continue to operate under their 2014 Farm Bill pilot programs for the time being. Pursuant to the 2018 Farm Bill, the 2014 Farm Bill will remain effective until October 31, 2020 (one year after the date of publication of the IFR). In addition, no state or Native American tribe may prohibit the transportation or shipment of hemp or hemp products produced in accordance with the 2018 Farm Bill through the state or territory, as applicable. The USDA has interpreted this provision also to apply to interstate transportation of hemp that complies with the 2014 Farm Bill through October 31, 2020. Effective March 22, 2021, The USDA issued the final rule, which creates the U.S.Domestic Hemp Production Program. The program provides requirements for maintaining records about the land where hemp is produced, testing the levels of total delta-9 tetrahydrocannabinol, disposing of non-compliant plants, licensing hemp producers, and ensuring compliance under the new program. The Agricultural Marketing Service (AMS), has been delegated authority to administer the U.S. Domestic Hemp Production Program.

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

Employees

We believe the people who work for us are critical to our continued success. As of April 1, 2022, we employed a total of 21 persons, all of whom were employed on a full-time basis. We strive to attract and retain qualified personnel; however, due to the size and scope of our business, we do not have any formal human capital strategies.

Many of our employees, including members of our management team, were reporting to work remotely due to the COVID-19 (“COVID-19”) pandemic that was announced by the World Health Organization (the “WHO”) in January 2020, which resulted in the closure of our offices in Florida for a period of time. To date, these employees have returned to our offices, and we are once again fully operational. Our warehouses operated as normal.

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

We have had losses for several years and had an accumulated deficit of $16,300,173 at December 31, 2021, which included our net loss of $7,020,137 for the year ended December 31, 2021, as compared to an accumulated deficit of $9,280,036, which included net loss of $3,125,595 for year ended December 31, 2020. We have implemented several initiatives intended to improve our revenues and reduce our operating costs with a goal of profitability. If we are unsuccessful in this regard, it will have a material adverse impact on our business, prospects, operating results, and financial condition. Our prior losses have had, and any future losses may continue to have, an adverse effect on our working capital. If we fail to generate revenue and become profitable, or if we are unable to fund our continuing losses, our stockholders could lose all or part of their investment.

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

We have limited capital resources. To date, we have financed our operations entirely through equity investments by our management and other investors, the incurrence of debt, salary deferments, and stock issuance deferments, and we expect to continue to do so in the foreseeable future. During the years ended December 31, 2021 and 2020, we relied on aggregate of approximately $7.1 million from incurrence of debt, salary deferments, and stock issuance deferments, to fund our operations. Taking into account the sale and issuance of a $900,000 debenture on February 10, 2021, the issuance of a $600,000 debenture on June 10, 2021, the issuance of a $1.5 million debenture on August 20, 2021, and an additional issuance of a $1.5 million debenture on November 1, 2021. We believe our current cash resources will fund 3 months of our financial obligations and operations. Taking into account our planned activities and sources of capital, we believe that we will require approximately $2 million to fund our financial obligations and operations for the next 12 months in excess of what we anticipate that we will generate from our operations. However, our estimates of our operating revenues and expenses and working capital requirements could be incorrect, and we may use our cash resources faster than we anticipate. Further, some or all of our ongoing or planned investments may not be successful and could further deplete our capital without immediate, or any, cash returns.

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

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In January 2020, the WHO declared the COVID-19 outbreak a “Public Health Emergency of International Concern.” This worldwide outbreak has resulted in the implementation of significant governmental measures, including lockdowns, closures, quarantines, and travel bans intended to control the spread of the virus. Companies are also taking precautions, such as requiring employees to work remotely, imposing travel restrictions, and temporarily closing businesses and facilities. These restrictions continued in fiscal year 2021 with continued outbreaks, and future prevention and mitigation measures, have had an adverse impact on global economic conditions and subsequent adverse impact on consumer confidence and spending, and adversely affect the supply of, as well as the demand for, our products. Uncertainties regarding the economic impact of COVID-19 have and are likely to result in sustained market turmoil, which could also negatively impact our business, financial condition, and cash flow. For example, to date, COVID-19 has adversely impacted new product launches by Kona and HighDrate, Gold Leaf’s distribution of new product lines, and the commencement of new distribution contracts, all of which adversely affected our business, financial condition, and cash flow. However, we acquired S and S during the COVID-19 pandemic and increased our product variety due to the acquisition, resulting in the commencement of distribution contracts.

Our co-packers source raw materials used in our products from suppliers located in the United States. The impact of COVID-19 on these suppliers, or any of our other suppliers, distributors and resellers, or transportation or logistics providers, have and may continue to negatively affect the price and availability of our ingredients and/or packaging materials and impact our supply chain. If the disruptions caused by COVID-19 continue for an extended period of time, our ability to meet the demands of our consumers may be materially impacted. To date, we have not experienced any reduction in the available supply of our products; however, we have been impacted by transportation and logistical delays. Additionally, at times during the COVID-19 pandemic, many of our employees, including members of our management team, have been working remotely as a result of the closure of our offices and warehouses in compliance with local and state regulations in response to the COVID-19 pandemic. To date, these employees have returned to our offices, and we are once again fully operational. Our warehouses operated as normal. If our operations or productivity become, or continue to be, impacted throughout the duration of the COVID-19 outbreak and government-mandated closures, those occurrences may negatively impact our business, financial condition, and cash flow. The extent to which the COVID-19 pandemic will further impact our business will depend on future developments and, given the uncertainty around the extent and timing of the potential future spread or mitigation and around the imposition or relaxation of protective measures, we cannot reasonably estimate the impact to our business at this time.

The extent of the effect of COVID-19 on our operational and financial performance will depend on future developments, including the duration, spread, and intensity of the outbreak, all of which are uncertain and difficult to predict, considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business. However, if the pandemic continues for a prolonged period, it could have a material adverse effect on our business, results of operations, financial condition, and cash flow and adversely impact the quoted price of our Common Stock on the over-the-counter market.

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

Our principal beverage products contain hemp, CBD, and ginseng. Increases in costs of these, or other ingredients in our products paid by our co-packers, with respect to our Company, or our suppliers, with respect to our Distribution Subsidiary, and the costs of which are passed on to us, could have a material adverse effect on our profit margins, as well as on our business, financial condition, and operating results. Further, other factors, such as inflation, increased food costs, increased labor and employee benefit costs, and increased energy costs may adversely affect our operating costs and we may not be able to pass along any such increased costs to our consumers. Increases in costs could adversely affect our profitability and operating results.

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

In addition, the 2018 Farm Bill contained provisions that require the USDA, among other things, to promulgate a new regulatory framework that will govern the growth and cultivation of hemp, where hemp grown in compliance with the framework would be permitted in interstate commerce throughout the United States. On October 31, 2019, the USDA issued an interim final rule (“IFR”) establishing the regulations necessary for domestic hemp production, including provisions for the USDA to approve plans submitted by states and Native American tribes for the monitoring and regulation of hemp production at the state level. Effective March 22, 2021, The USDA issued the final rule, which creates the U.S. Domestic Hemp Production Program. The program provides requirements for maintaining records about the land where hemp is produced, testing the levels of total delta-9 tetrahydrocannabinol, disposing of non-compliant plants, licensing hemp producers, and ensuring compliance under the new program. The Agricultural Marketing Service (AMS), has been delegated authority to administer the U.S. Domestic Hemp Production Program. While the 2018 Farm Bill requires state and tribal plans to meet certain basic requirements as outlined in the IFR, nothing preempts or limits state or tribal laws that are more stringent than the 2018 Farm Bill, and the requirements for lawful hemp production will vary from state to state. We and our co-packers and suppliers must expend resources to monitor the evolving federal and state legal landscape for hemp production, and any violations of these laws, or alleged violations, could disrupt our business and result in a material adverse effect on our operations.

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

Although from April 15, 2020 to March 14, 2022, our Common Stock was quoted on the OTCQB® Venture Market, an over-the-counter quotation system maintained by the OTC Markets Group Inc. (the “OTCM”), under the symbol “KGKG,” and, is currently quoted on the Pink® Open Market, there has been no material public market for our Common Stock. In the over-the-counter market, our stockholders may find it more difficult to obtain accurate quotations as to the market value of their shares of our Common Stock and may find fewer buyers to purchase their stock and fewer market makers to support its price than if our Common Stock were listed on a national securities exchange, such as the New York Stock Exchange, the NYSE American, or the Nasdaq Stock Market. As a result of these and other factors, investors may be unable to resell shares of our Common Stock at or above the price at which they purchased them, at or near quoted bid prices, or at all. Further, an inactive market may also impair our ability to raise capital by selling additional equity in the future, and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our Common Stock as currency.

We intend to list shares of our Common Stock on a national securities exchange in the future; but, we do not now, and may not in the future, meet the initial listing standards of any national securities exchange, which often provides a more widely-traded and liquid market. Some, but not all, of the factors that may delay or prevent the listing of shares of our Common Stock on a national securities exchange include the following: our stockholders’ equity may be insufficient; the market value of our outstanding Common Stock may be too low; our net income from operations may be too low or not sustained for the requisite period of time; our Common Stock may not be sufficiently widely held; we may not be able to secure market makers for our Common Stock; and we may fail to meet other rules and requirements mandated by the several exchanges and markets to have our Common Stock listed. Should we fail to satisfy the initial listing standards of the national securities exchanges, or if our Common Stock is otherwise rejected for listing, and remains quoted on the Pink® Open Market or again is quoted on the OTCQB® Venture Market, the quoted price of our Common Stock could suffer and the trading market for our Common Stock may become less liquid and our Common Stock price may be subject to increased volatility.

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

Because our Common Stock was quoted on the OTCQB® Venture Market from April 15, 2020 to March 14, 2022, and currently, is quoted on the Pink® Open Market, we are not subject to the rules of a national securities exchange, such as the New York Stock Exchange, the NYSE-American, or the Nasdaq Stock Market. National securities exchanges generally require more rigorous measures relating to corporate governance that are designed to enhance the integrity of corporate management. The requirements of the OTCQB® Venture Market and the Pink® Open Market afford our stockholders fewer corporate governance protections than those of a national securities exchange. Until we comply with such greater corporate governance measures, even though such compliance is not required by the OTCM for quotations of shares of our Common Stock on the OTCQB® Venture Market or the Pink® Open Market, our stockholders will have fewer protections, such as those related to director independence, stockholder approval rights, and governance measures that are designed to provide oversight of a corporation’s management by its board of directors.

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

As of April 8, 2022, members of our management team beneficially owned approximately 33.12% of our Common Stock. As a result, management has the virtual unfettered ability to control substantially all matters submitted to our stockholders for approval including (i) election of our Board; (ii) removal of any of our directors; (iii) amendment of our Amended and Restated Certificate of Incorporation (our “A&R Certificate of Incorporation”) or our Amended and Restated Bylaws (our “A&R Bylaws”); and (iii) adoption of measures that could delay or prevent a change in control or impede a merger, takeover, or other business combination involving us.

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

Our A&R Certificate of Incorporation authorizes 2,500,000,000 shares of our Common Stock, of which 1,482,788,393 are issued and outstanding as of April 8, 2022; 1,200,000 shares of our Series B Preferred Stock, of which 488,000 shares are issued and outstanding as of April 8, 2022; 250 shares of our Series C Preferred Stock, of which no shares are issued and outstanding as of April 8, 2022; and 500,000 shares of our Series D Preferred Stock, of which 500,000 shares are issued and outstanding as of April 8, 2022, for an aggregate of 988,000 issued and outstanding shares of our preferred stock as of April 8, 2022, which shares of issued and outstanding shares of our preferred stock are convertible into an aggregate of 500,488,000 shares of our Common Stock. Although our Board intends to utilize its reasonable business judgment to fulfill its fiduciary obligations to our then-existing stockholders in connection with any future issuance of our capital stock, the future issuance of additional shares of our Common Stock or preferred stock convertible into shares of our Common Stock would cause immediate, and potentially substantial, dilution to our existing stockholders, which could also have a material effect on the market value of the shares. In addition, the exercise price of any convertible debt securities or the conversion price of any convertible equity securities we may sell and issue in the future could be significantly lower than the market price of our Common Stock on the respective issuance, exercise, or conversion date. Alternatively, we could issue equity securities at a significant discount to the market price of our Common Stock on the issuance date, the occurrence of any of such events could have a material adverse effect on the market price of our Common Stock.

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

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected to “opt out” of this exemption and, therefore, we will adopt new or revised accounting standards at the time public companies adopt the new or revised accounting standards and, therefore, we will adopt new or revised accounting standards at the time private companies adopt the new or revised accounting standards.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

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

Through our subsidiary, Gold Leaf, we also lease a 30,000 square foot warehouse and main distribution hub in Greer, South Carolina. The lease is for a 63-month term that commenced in May 2019. Beginning in April 2022, our monthly rent includes monthly base payments of $10,200, plus applicable monthly CAM fees (Common Area Maintenance). Gold Leaf leases an additional 10,000 square foot distribution hub in Conway, South Carolina. The lease is for a 62-month that commenced in October 2021. Our monthly rent is approximately $7,261. We believe our office space, warehouse space, and distribution facilities are sufficient to meet our current needs.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Securities

On March 25, 2022, we issued a secured debenture in the principal amount of $250,000, which matures on March 24, 2023, and bears interest at the rate of 0.97 percent per annum. The debenture is secured by 9 identified motor vehicles of Gold Leaf.

Market Information

As of April 8, 2022, our Common Stock is quoted on the Pink® Open Market under the symbol “KGKG.” From April 15, 2020 to March 14, 2022, our Common Stock was quoted on the OTCQB® Venture Market.

The table below sets forth the high and low closing prices of our Common Stock during the periods indicated, as reported by the OTCM. The market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commissions and may not reflect actual transactions.

	2022			2021		2020
	Price Range			Price Range		Price Range
	High		Low	High	Low	High	Low

First Quarter		$0.0100	$0.0033	$0.0523	$0.0260	$0.0710	$0.0260
Second Quarter (1)		$0.0211	$0.0085	$0.0337	$0.0231	$0.0257	$0.0505
Third Quarter	$			$0.0245	$0.0150	$0.0441	$0.0225
Fourth Quarter	$			$0.0168	$0.0052	$0.0340	$0.0159

(1) Seecond quarter through April 8, 2022.

Holders

On April 8, 2022 there were approximately 96 holders of record of our Common Stock. This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in “street name.” As of such date, 1,482,788,393 shares of our Common Stock were issued and outstanding.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2021 and 2020 should be read in conjunction with the financial statements and related notes and the other financial information that are included elsewhere in this Annual Report. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements,” and “Description of Business” sections in this Annual Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Annual Report and other filings with the SEC, reports to our stockholders, and news releases. All statements that express expectations, estimates, forecasts, or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements.

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

Results of Operations

Overview

Our business has grown rapidly since inception in 2015, and we anticipate that our business will continue to grow significantly. In the year ended December 31, 2021, the Company saw an increase in growth compared to fiscal year 2020, as distribution by our current distributors and new distributors, who were, and whose clients were, affected by COVID-19 had resumed and saw fewer COVID-19 pandemic-related distribution impacts. The Company acquired S and S in early 2021, which increased our product variety, resulting in the commencement of new distribution contracts. In the prior fiscal year 2020, the Company had unforeseen delays in signing more favorable agreements with larger, reputable tier 1 and mid-size distributors and grocery chains and we were additionally impacted by the COVID-19 pandemic during the fiscal year. The COVID-19 pandemic delayed our launch of a variety of new products during most of the 2020 fiscal year – drinks and non-drink line broadening items.

We derive our revenue from sales of our products to online consumers, to resellers, and to distributors, Product sales to resellers include sales to convenience stores, grocery stores, and smoke and gift shops that complement our current product offering. Product sales to distributors include our energy drinks, our HighDrate CBD-infused energy waters, and our apparel, such as t-shirts and hats. In early 2021, we broadened our product line to include Ooh La Lemin lemonade. We also distribute our products and other companies’ products at retail. In late 2021, we expanded our distribution operations with the addition of a second distribution center.

We have experienced and expect to continue to experience substantial growth in our operations as we seek to expand through additional products and acquisitions that complement our current product offerings. We expect that revenue will increase in fiscal year 2022 compared to fiscal year 2021, as distribution by our current distributors, who were, and whose clients were, affected by COVID-19 has resumed and we expect to see fewer COVID-19 pandemic-related distribution impacts for fiscal year 2022. Based on those expectations, we now anticipate signing more favorable agreements with larger, reputable tier 1 and mid-size distributors, big box stores, and grocery chains. The following is a more detailed discussion of our financial condition and results of operations for the period presented.

Year ended December 31, 2021 compared to Year ended December 31, 2020

Overview

As reflected in the accompanying financial statements, during the year ended December 31, 2021, we incurred a net loss of approximately $7.0 million and used cash in operations of approximately $2.7 million, compared to a net loss of approximately $3.1 million and use of cash in operations of approximately $1.4 million for the year ended December 31, 2020. As of December 31, 2021, we had a stockholders’ deficit of approximately $4.1 million.

The following is a more detailed discussion of our financial condition and results of operations for the period presented, along with prior periods.

Revenue

The following table presents our net revenues, by revenue source, and the period-over-period percentage change, for the period presented:

	Year Ended December 31,
	2021	2020
Revenue Source	Revenue	Revenue	% Change
Distributors	$895,850	$438,745	104%
Amazon	154,240	87,965	75%
Online Sales	68,073	55,190	23%
Retail	1,420,747	332,371	327%
Shipping	17,305	24,663	(30)%
Sales Returns and Allowances	(77,479)	(28,707)	170%
Net Revenues	$2,478,736	$910,227	172%

The following table presents our revenues by product lines for the period presented:

	Year Ended December 31,
	2021	2020
Product Line	Revenue	Revenue	% Change
Hemp Energy Drinks	$362,096	$384,300	(6)%
CBD Energy Waters	133,110	195,050	(32)%
Lemonade Drinks	621,331	-	100%
Apparel	1,626	2,550	(36)%
Retail	1,420,747	332,371	327%
Shipping	17,305	24,663	(30)%
Sales returns and allowance	(77,479)	(28,707)	170%
Net Revenues	$2, 478,736	$910,227	172%

During the year ended December 31, 2021, we reported net revenues of approximately $2.5 million, which is an increase of approximately $1.6 million, or approximately 172%, compared to net revenues of approximately $910,200 for the year ended December 31, 2020. An increase of approximately $536,300 of our revenue is attributable to increased product sales, while our retail revenue increased in net revenue by approximately $1.1 million. We attribute the increase in sales of our products to our current distributors and new distributors, who had been, and whose clients had been, affected by COVID-19. We saw that those distributors had resumed a more normalized business practice and we and they saw fewer COVID-19 pandemic-related distribution impacts. Additionally, we broadened our product line to include Ooh La Lemin lemonade through an acquisition in early 2021, which resulted in signing more favorable agreements with larger, reputable tier 1 and mid-size distributors and grocery chains. The significant increase in our retail revenue is attributed to customers, who had been, and whose clients had been, affected by COVID-19. We also saw here that retail sales and distribution had resumed a more normalized practice and we and they saw fewer COVID-19 pandemic-related impacts. Additionally, the Company attributes the increase to our retail revenue to an increase in the Company’s sales team and the addition of a second distribution hub. We expect that our product revenue will increase in fiscal year 2022 compared to fiscal year 2021, we anticipate as the Company anticipates signing more favorable agreements with larger, reputable tier 1 and mid-size distributors, big box stores, and grocery chains. In addition, we anticipate that our retail revenue will continue to increase as we broaden our customer base with increased distribution to additional grocery and convenience chains.

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

During the year ended December 31, 2021, we reported cost of revenues of approximately $2.14 million, which is an increase of approximately $1.5 million, or approximately 228%, compared to approximately $654,200 for the year ended December 31, 2020. This increase is attributed to an increase in sales in both our products and retail distribution in 2021, compared to the prior year period. The cost of revenues increase was larger than the increase in revenues. This is primarily attributed to increased costs in obtaining our ingredients for our products, for production of our products, and for shipping our products. We expect that we will continue, to see an increased cost of revenues in fiscal year 2022, primarily due to an anticipated increase in revenues. In addition, as the cost of shipping our products continues to remain elevated, we also anticipate increased costs for obtaining our ingredients for our products, increased costs for production of our products, and increased costs of shipping our products. We continue to seek alternative methods to reduce costs for production and the cost of shipping our products in fiscal year 2022.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses (“SG&A”) expenses consist primarily of professional fees, salaries and wages, advertising, rent, travel expenses, sponsorships, and general office and administrative expenses related to maintaining our facilities.

Selling, General and Administrative Expenses (“SG&A”) expenses consist primarily of professional fees, salaries and wages, advertising, rent, travel expenses, sponsorships, and general office and administrative expenses related to maintaining our facilities. Selling, general and administrative expenses increased in the year ended December 31, 2021, to $3.4 million from $2.6 million, an increase of $769,055 over the same period last year. The increase was driven by increased operating expenses associated with our acquisition of S&S, advertising and marketing, travel expenses, and licensing and filing fees, partially offset by lower legal settlements and stock compensation. We expect that as we expand our business operations, SG&A expenses will continue to increase.

We expect that as we expand our business operations and continue to incur additional corporate-related expenses associated with our status as a fully registered issuer with the SEC under the Securities Exchange Act of 1934, SG&A expenses will continue to increase.

Impairment of Goodwill

Impairment of goodwill for the year ended December 31, 2021 was $1.3 million. In December 2021, we determined that our goodwill asset was impaired and recorded an impairment charge accordingly. (See Note 5 to the accompanying consolidated financial statements). No similar activity occurred during the current year period.

Other Income and Expenses

Other expense for the year ended December 31, 2021 was $2.6 million, as compared to other expense of $766,821 for the year ended December 31, 2020. The change in balance was due to the recording of financing costs of $1,335,000, a loss on extinguishment of debt of $1,056,732, offset by a gain on forgiveness of PPP loans of $212,648 during the year ended December 31, 2021, all of which did not exist in the prior year period. Additionally, we realized the change in the fair value of derivative liability of $910,866, and the change in interest expense of $563,419, as compared to the prior year period.

Net Loss

We incurred a net loss of approximately $7.0 million for the year ended December 31, 2021, an increase of approximately $3.9 million compared to the previous year ending December 31, 2020, in which we incurred a net loss of approximately $3.1 million. This net loss is primarily due to our increase in gross profit, offset by increased SG&A expenses, the impairment of goodwill charge associated with our 2021 acquisition, and the increase in other expenses, as discussed above.

Liquidity and Capital Resources

Going Concern

We have incurred operating losses since inception and have negative cash flow from operations since inception. As of December 31, 2021, we had a stockholders’ deficit of approximately $4.1 million and we incurred a net loss of approximately $7.0 million during the year ended December 31, 2021. We also utilized cash in operations of approximately $2.7 million during the year ended December 31, 2021. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flow from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations.

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

Line of Credit

On May 5, 2018, Kona entered into a Line of Credit Agreement with Matthew Nicoletti as the lender, which established a revolving line of credit in the amount of up to $400,000. The line of credit matures on May 5, 2022 and is reflected as non-current on the accompanying Consolidated Balance Sheets. Advances under the line of credit bear interest at the rate of 3.75 percent per annum. Payments of principal and accrued interest are payable on the maturity date. At December 31, 2021 and 2020, the line of credit had an outstanding principal balance of $0 and $398,470, respectively, and accrued interest of $0 and $32,102, respectively.

Line of Credit – Related Party

Line of credit with related party consists of the following at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020

Line of credit to related party	$1,352,651	$1,369,651
Line of credit to related party	125,500	125,500
Total	$1,478,151	$1,495,151

(a)	On April 4, 2019, Kona entered into a Line of Credit Agreement with Robert Clark. The agreement established a revolving line of credit in the amount of up to $1,500,000. Advances under this line of credit bear interest at the rate of 3.75 percent per annum. The line of credit matures on April 4, 2023, at which time all outstanding principal amounts and accrued interest are due and payable. At December 31, 2021 and December 31, 2020, outstanding principal was $1,352,651 and $1,369,651, respectively.
(b)	On August 29, 2019, Gold Leaf entered into a Line of Credit Agreement with Robert Clark. The agreement established a revolving line of credit in the amount of up to $200,000. Advances under this line of credit bear interest at the rate of 3.75 percent per annum. The line of credit matures on August 29, 2022, at which time all outstanding principal amounts and accrued interest are due and payable. At December 31, 2021 and December 31, 2020, outstanding principal was $125,500 and $125,500, respectively.

At December 31, 2020, accrued interest on the notes payable to related parties was $39,942. During the year ended December 31, 2021, the Company added $55,930 of additional accrued interest, leaving an accrued interest on the notes payable to related parties balance of $95,873 at December 31, 2021.

Loan Payable

On August 21, 2021, the Company financed the purchase of a vehicle for $34,762, after making a down payment of $20,000. The loan term is for 60 months, annual interest rate of 5.44%, with monthly principal and interest payments of $1,994, and secured by the purchased vehicle. During the twelve months ended December 31, 2021, the Company made principal payments of $1,450, leaving a loan balance of $33,312 at December 31, 2021, of which $7,974 was recorded as the current portion of loan payable on the accompanying balance sheet.

Notes Payable – Related Party

Notes payable to related parties consists of the following at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020

Notes payable to related party (a)	$-	$8,500
Notes payable to related party (b)	53,500	59,500
Total loans payable	53,500	68,000
Notes payable to related party, current portion	(6,000)	(12,000)
Notes payable to related party, net of current portion	$47,500	$56,000

(a)	On October 31, 2018, Kona Gold LLC issued a Standard Promissory Note in favor of Robert Clark, as lender, in the original principal amount of $20,000. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The note bears no interest. Principal payments of $500 per month commenced in February 2019, with the final payment due in April 2021. At December 31, 2020 the balance of this note was $8,500. At December 31, 2021, this note had been paid in full.

(b)	On February 19, 2019, Gold Leaf issued a Standard Promissory Note in favor of Robert Clark, as lender, in the original principal amount of $70,000. The note bears no interest. Principal payments of $500 per month commenced in March 2019, with final payment due in March 2021. On March 15, 2021, Gold Leaf issued an Amendment to the original issued Standard Promissory Note in Favor of Robert Clark for the remaining outstanding principle of $58,000. Principal payment of $500 per month, with final payment due in March 2022. The outstanding principal balance of this note at December 31, 2021 and December 31, 2020 was $53,500 and $59,500, respectively.

Convertible Secured Debentures

During the year ended December 31, 2021, we issued secured debentures to an otherwise unaffiliated third-party investor (the “Selling Stockholder”) in the aggregate of $4,500,000. The debentures are secured by all tangible and intangible assets of the Company and are also convertible into shares of our common stock at a conversion price of $0.03 per share or a per share amount equivalent to the weighted average (among the principal of the debentures) of 76.7% of the lowest VWAP of the Company’s common stock during the 15 trading days immediately preceding the conversion date, whichever is lower. As the ultimate determination of shares to be issued upon conversion of these debentures can exceed the current number of available authorized shares, we determined that the conversion features of these convertible debentures are not considered indexed to our Company’s own capital stock and characterized the fair value of the conversion features as derivative liability. In connection with the issuances of the debentures, we granted to the Selling Stockholder warrants to purchase up to 150 million shares of our common stock. The warrants are exercisable at $0.03 per share. Fifty million o f the warrants will expire on February 10, 2024 and 100,000,0000 of the warrants will expire on August 20, 2024. As a result of these issuances and grants, we incurred the following (a) derivative liability of $3,982,000 to related to the conversion feature of the debentures; (b) relative fair value of the warrants granted of $1,581,000; and (c) and original issue discounts of $195,000 of the debentures for a total of $5,758,000, of which, $4,423,000 was accounted as debt discount and the remaining $1,335,000 as financing costs. The debt discount is being amortized to interest expense over the term of the corresponding debentures. During the year ended December 31, 2021, we amortized debt discount of $775,000 to interest expense.

Secured Debenture

On March 25, 2022, we issued a secured debenture in the principal amount of $250,000, which matures on March 24, 2023, and bears interest at the rate of 0.97 percent per annum. The debenture is secured by 9 identified motor vehicles of Gold Leaf.

Cash Flows

In summary, our use of cash has been as follows:

For the Year Ended December 31, 2021
Net cash used in operating activities	$(2,730,596)
Net cash used in investing activities	$(198,382)
Net cash provided by financing activities	$3,519,635

Operating Activities

Cash provided by or used in operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, interest expense related to the Warrant issued in the Private Placement, and the effect of changes in working capital and other activities. Cash used in operating activities for the year ended December 31, 2021 was approximately $2.7 million and consisted of a net loss of approximately $7.0 million, adjustments for non-cash items, including adjustments related to the issuance of shares of our Common Stock for services, financing costs related to the convertible debt, amortization of debt discount, impairment of goodwill, loss on extinguishment of debt, gain on change in fair value of derivative liabilities, gain on the extinguishment of PPP loan, and depreciation, which in the aggregate total approximately $4,455,363, and approximately $165,822 used in working capital and other activities.

Investing Activities

Cash used in investing activities for year ended December 31, 2021 was approximately $198,382 and was attributable to capital expenditures and changes in intellectual property.

Financing Activities

Cash provided by financing activities for year ended December 31, 2021 was approximately $3.5 million and was due to changes in convertible debt of approximately $4.3 million, changes in PPP note payable of $117,487, and changes in note payable for acquisition of approximately $463,932, and approximately $415,470 was used to pay lines of credit, approximately $7,499 was used to pay finance lease obligations, and approximately $15,951 was used to pay note payables.

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

The accounting policies that we follow are set forth in Note 2, Summary of Significant Accounting Policies, of our consolidated financial statements for the year ended December 31, 2021. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the consolidated financial statements.

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

Please refer to Note 14, Lease Liabilities, to our consolidated financial statements for the year ended December 31, 2021 for additional information related to our right-of-use assets and lease liabilities.

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

During the year, the Company consolidated and restructured its operations. The Company now operates in one segment for the manufacture and distribution of our products and those of otherwise unrelated beverage products. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying financial statements.

Our revenue earned is recognized when we satisfy a single performance obligation by transferring control of our products to a customer. We have determined that disaggregated revenue by net sales by revenue source would be meaningful and allow investors to understand our business activities, historical performance, or future prospects. Disaggregated sales by revenue source, which includes sales to distributors, online sales, sales through Amazon, and distribution sales. This is the same information used by our Chief Operating Decision Maker for evaluating the financial performance of our operations and making resource decisions. We also sell merchandise and apparel that comprises approximately 1% of our gross annual sales, and solely exists to promote our beverages. Merchandise and apparel sales are included with the gross sales for our one operating segment.

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

Inventory

The cost of inventory using the standard cost method, which approximates actual cost based on a first-in, first-out method. Our inventories are valued at the lower of cost or net realizable value. Our inventory consists almost entirely of finished and unfinished goods, and freight, which include CBD energy waters, CBD waters, hemp energy drinks, lemonade drinks, cans for production, merchandise and apparel, and other beverage and non-beverage products that complement the Company’s current product offering. We periodically evaluate and adjust inventories for obsolescence. The shelf life of all beverage inventory is two and one-half years, and as of December 31, 2021, we had approximately $574,800 of product in inventory, net of a reserve for obsolescence of $150,000, which was a decrease of approximately $85,700, compared to approximately $660,500 and no reserve for obsolescence at December 31, 2020. We expect the balance of inventory to increase in direct relation to the increase in sales that we expect. See Note 2, Summary of Significant Accounting Policies, Subsection Inventory, of our consolidated financial statements for the year ended December 31, 2021, for an additional description of our inventory that had a material effect on our consolidated financial statements.

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

Intangible assets represent both indefinite lived and definite lived assets. Trademarks are deemed to have definite useful lives of ten years, are amortized, and are tested annually for impairment. Intangible assets are reported on the balance sheet at cost less accumulated amortization. We have selected December 31 as the date to perform the annual impairment test. See Note 2, Summary of Significant Accounting Policies, Subsection Goodwill and Intangible Assets, of our consolidated financial statements for the year ended December 31, 2021, for an additional description of intangible assets that had a material effect on our consolidated financial statements.

Stock-Based Compensation

FASB’s ASC Topic 718, Stock Compensation (formerly, FASB Statement 123R), prescribes accounting and reporting standards for all stock-based payment transactions in which employee and non-employee services are acquired. We measure the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Fair value for restricted stock awards is valued using the closing price of our Common Stock on the date of grant. For our 2021 and 2020 fiscal years, we recognized stock-based compensation expense of approximately $213,800, and $476,000, respectively. See Note 16, Share-Based Compensation, of our consolidated financial statements for the year ended December 31, 2021 for an additional description of our stock-based compensation that had a material effect on our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies to our consolidated financial statements for the year ended December 31, 2021 for a discussion of recent accounting pronouncements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information required by this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kona Gold Beverage, Inc

Melbourne, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Kona Beverage, Inc. and Subsidiaries (the “Company”) as of December 31, 2021, the related consolidated statements of operations, shareholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring operating losses and negative operating cash flows since inception, and has a stockholders’ deficit as of December 31, 2021. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2021.

/s/Weinberg & Company, P.A.

Weinberg & Company, P.A.

Los Angeles, California

April 13, 2022

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Kona Gold Beverage, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Kona Gold Beverage, Inc. as of December 31, 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

/S BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor from 2018 to 2022
Lakewood, CO
April 14, 2021

Kona Gold Beverage, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEET

	December 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash	$703,825	$113,168
Accounts receivable, net of allowance for doubtful accounts of $11,926 and $3,967, respectively	15,993	-
Inventory, net of reserve for obsolescence of $150,000 and $0, respectively	574,811	660,504
Prepaids	278,707	-
Other current assets	30,373	20,448
Total current assets	1,603,709	794,120

NON-CURRENT ASSETS
Property, plant and equipment, net	348,037	167,872
Right-of-use asset, net	966,955	912,993
Intangible property, net	75,955	69,488
Deposits	15,125	6,500
Total assets	$3,009,781	$1,950,973

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$541,123	$309,692
Amounts owed to customers	-	10,508
Accrued compensation	329,583	257,500
Current loan payable	7,974	-
Current note payable - related party	6,000	12,000
Current acquisition obligations	60,000	-
Current lease liabilities	213,837	149,407
Convertible debt, net of discount of $2,150,067 and $0, respectively	849,933	900,000
Derivative liability	2,121,000	361,152
Total current liabilities	4,129,450	2,000,259

NON-CURRENT LIABILITIES
Line of credit	-	398,470
Line of credit - related party	1,478,151	1,495,151
Loan payable, net of current	25,338	-
Note payable - related party, net of current	47,500	56,000
Acquisition obligations	615,317	-
PPP notes payable	-	95,161
Lease liabilities, net of current	838,883	763,586
Total liabilities	7,134,639	4,808,627

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred Stock Series A, $.00001 par value, 4,000,000 shares authorized, 0 and 0 issued, and outstanding, respectively	-	-
Preferred Stock Series B, $.00001 par value, 1,200,000 shares authorized, 488,000 issued and outstanding, respectively	5	5
Preferred Stock Series C, $.00001 par value, 250 shares authorized, 0 and 140 issued, and outstanding, respectively	-	-
Preferred Stock Series D, $.00001 par value, 500,000 shares authorized, 500,000 issued, and outstanding, respectively	5	5
Common Stock, $.00001 par value, 2,500,000,000 authorized, 1,004,709,546 and 786,308,041, issued and outstanding, respectively	10,047	7,863
Common stock issuable (170,000,000 and 170,000,000 shares)	1,386,497	1,386,497
Additional paid-in capital	10,778,761	5,028,012
Accumulated deficit	(16,300,173)	(9,280,036)
Total stockholders’ deficit	(4,124,858)	(2,857,654)
Total liabilities and stockholders’ deficit	$3,009,781	$1,950,973

See notes to consolidated financial statements

Kona Gold Beverage, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2021	2020
REVENUES, NET	$2,478,736	$910,227
COST OF REVENUES	2,143,359	654,177
Gross profit	335,377	256,050

OPERATING EXPENSES
Selling, general and administrative expenses	3,383,879	2,614,824
Impairment of goodwill	1,337,287	-
Loss from operations	(4,385,789)	(2,358,774)
Other income / (expense)
Interest expense	(982,378)	(418,959)
Financing costs	(1,335,000)	-
Change in the fair value of derivative liability	549,714	(361,152)
Loss on extinguishment of debt	(1,056,732)	-
Gain on forgiveness of SBA PPP loan	212,648	-
EIDL advance	-	7,000
Other income (expense)	(22,600)	6,290
Net Loss	$(7,020,137)	$(3,125,595)

NET LOSS PER COMMON SHARES:
Basic and diluted	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic and diluted	875,322,747	775,469,306

See notes to consolidated financial statements

Kona Gold Beverage, Inc. and Subsidiary

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Preferred Stock		Common Shares		Additional		Total
	$.00001 Par		$.00001 Par		Issuable		Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance December 31, 2019	763,967,603	$7,639	4,988,000	$50	170,000,000	$1,386,497	$4,155,777	$(6,154,441)	$(604,478)
Common Stock Issued for Compensation	10,000,000	100					475,900		476,000
Common Stock Issued for Sponsorship Agreements	85,000	1					2,577		2,578
Warrants related to convertible debenture							281,565		281,565
Common Stock Conversion to Preferred Stock	(140)	(0)	140	0					-
Preferred Stock Conversion to Common Stock	4,000,000	40	(4,000,000)	(40)			-		-
Accrued Common Stock Issues for Compensation	140	0					2		2
Common Stock Issued for Conversion of Convertible Debt and Accrued Interest	8,255,438	83					112,191		112,274
Net loss								(3,125,595)	(3,125,595)
Balance December 31, 2020	786,308,041	$7,863	988,140	$10	170,000,000	$1,386,497	$5,028,012	$(9,280,036)	$(2,857,654)
Common Stock Issued for Compensation	8,100,000	81					213,719		213,800
Common Stock issued for acquisition	9,000,000	90					242,910		243,000
Warrants related to convertible debenture							1,583,000		1,583,000
Preferred Stock Conversion to Common Stock	140	0	(140)	(0)			-		-
Common Stock Issued for Conversion of Convertible Debt and Accrued Interest	201,301,365	2,013					3,711,120		3,713,133
Net loss								(7,020,137)	(7,020,137)
Balance December 31, 2021	1,004,709,546	$10,047	988,000	$10	170,000,000	$1,386,497	$10,778,761	$(16,300,173)	$(4,124,858)

See notes to consolidated financial statements

Kona Gold Beverage, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 31,

	2021	2020
CASH USED IN OPERATING ACTIVITIES:
Net loss	$(7,020,137)	$(3,125,595)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	58,713	40,206
Right-of-use asset amortization	291,697	-
Amortization of debt discount	774,496	-
Increase in inventory reserve	150,000	-
Impairment of goodwill	1,337,287	-
Financing costs	1,335,000	-
Loss on extinguishment of debt	1,056,732	-
Gain on change in fair value of derivative liabilities	(549,714)	-
Gain on forgiveness of PPP loan	(212,648)	-
Interest expense related to warrants on convertible debt	-	281,565
Common stock issued for sponsorship	-	2,578
Common stock issued for compensation	213,800	476,002
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	16,768	73,581
Decrease (increase) in inventory	185,339	26,418
Decrease (increase) in prepaids	(278,707)	-
Decrease (increase) in other current assets	(9,925)	(2,109)
Decrease (increase) in right-of-use asset	-	(580,820)
Decrease (increase) in deposits	(8,625)	-
Increase (decrease) in accounts payable and accrued expenses	66,186	263,576
Increase (decrease) in amounts due to customer	(10,508)	-
Increase (decrease) in accrued compensation	72,083	257,500
Increase (decrease) in derivative liability	-	361,152
Increase (decrease) in lease liability	(198,433)	555,822
Net cash used in operating activities	(2,730,596)	(1,370,124)

CASH USED IN INVESTING ACTIVITIES:
Purchase of purchase property, plant and equipment	(194,792)	(59,541)
Changes in intellectual property	(3,590)	8,175
Net cash used in investing activities	(198,382)	(51,366)

CASH PROVIDED BY FINANCING ACTIVITIES:
Repayment of note payable - related party	(14,500)	(12,000)
Changes in line of credit - related party	(17,000)	403,000
Changes in line of credit	(398,470)	-
Payment of acquisition obligations	(463,932)	-
Repayment of loan payable	(1,451)	-
Principal repayments of finance lease obligation	(7,499)	-
Proceeds from convertible debentures payable, net of expenses	4,305,000	1,012,274
Proceeds from PPP notes payable	117,487	95,161
Net cash provided by financing activities	3,519,635	1,498,435
Net cash increase for period	590,657	76,945
Cash at beginning of period	113,168	36,223
Cash at end of period	$703,825	$113,168

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$22,600	$-
Cash paid for interest	$120,740	$35,877

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for acquisition of S&S	$243,000	$-
Recording of right of use asset and lease liability	$345,659	$-
Fair value of derivative liability created upon issuance of convertible debenture and warrants	$3,982,000	$-
Common shares issued on conversion of debentures and accrued interest	$3,713,133	$112,274
Issuance of loan payable for vehicle purchase	$34,763	$-

See notes to consolidated financial statements

Kona Gold Beverage, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – OPERATIONS AND LIQUIDITY

The Company was formerly known as Kona Gold Solutions, Inc., and in October 2020, changed its name to Kona Gold Beverage, Inc., a Delaware corporation (“Kona Gold,” the “Company,” “we,” “us,” or “our”). The Company owns and operates a line of premier CBD lifestyle brand products. As of December 31, 2021, the Company has four wholly-owned subsidiaries: Kona Gold LLC, a Delaware limited liability company (“Kona”), HighDrate LLC, a Florida limited liability company (“HighDrate”), and Gold Leaf Distribution LLC, a Florida limited liability company (“Gold Leaf”). In January 2021, the Company acquired all of the capital stock of S and S Beverage, Inc. The Company is primarily focused on product development in the functional beverage sector. Kona Gold creates hemp-infused energy drinks, which includes hemp energy drinks, CBD energy water, and also sells Kona Gold merchandise and apparel, which promotes the Company’s beverages. HighDrate focuses on the development and marketing of CBD-infused energy waters geared to the fitness and wellness markets. Gold Leaf focuses on the distribution of premium beverages and snacks in key markets.

The Company currently sells its products through resellers, the Company’s websites, and distributors that span across nine states. The Company’s products are available in wide variety of stores, including convenience and grocery stores, smoke shops, and gift shops.

As used herein, the terms “Kona Gold,” the “Company,” “we,” “us,” or “our, refer to Kona Gold individually or, as the context requires, collectively with its subsidiaries on a consolidated basis.

Effects of COVID-19

In January 2020, the WHO announced a global health emergency because of a new strain of coronavirus (known as COVID-19) that originated in Wuhan, China and generated significant risks to the international community as the virus spread globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in global exposure. The COVID-19 pandemic is disrupting businesses and affecting production and sales across a range of industries, as well as causing volatility in the financial markets. The extent of the impact of the COVID-19 pandemic on the Company’s consumer demand, sales, and financial performance will depend on certain developments, including, among other things, the duration and spread of the outbreak and the impact on the Company’s consumers and employees, all of which are uncertain and cannot be predicted. Management is actively monitoring this situation and potential impacts on our financial condition, liquidity, and results of operations.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the year ended December 31, 2021, the Company recorded a net loss of $7,020,137 and used cash in operations of $2,730,596 and had a stockholders’ deficit of $4,124,858 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2021, the Company had cash on hand in the amount of $703,825. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for reserves of uncollectible accounts receivable, assumptions used in valuing inventories at net realizable value, impairment testing of recorded long-term tangible and intangible assets, the valuation allowance for deferred tax assets, accruals for potential liabilities, assumptions made in valuing stock instruments issued for services, and assumptions used in valuing warrant liabilities, and assumptions used in the determination of the Company’s liquidity.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications did not affect revenue or net loss. The Company reclassified its accrued stock compensation, previously reflected as a liability, to common shares issuable, a component of stockholders’ equity. The reclassification was recorded after the Company concluded its accrued stock compensation had a fixed and determinable price with no cash payment provision (see Note 16).

Accounts Receivable

Accounts receivable are generally recorded at the invoiced amounts net of an allowance for expected losses. The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding.

The allowance for accounts receivable is established through a provision reducing the carrying value of receivables. At December 31, 2021 and 2020, the allowance was $11,926 and $3,967, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. The Company’s inventories are valued at the lower cost or net realizable value. The Company’s inventory consists almost entirely of finished and unfinished goods, and freight, which include CBD energy waters, CBD waters, hemp energy drinks, cans for production, and merchandise and apparel. The Company periodically evaluates and adjusts inventories for obsolescence. During the year ended December 31, 2021, management recorded a reserve for slow moving and potentially obsolete inventory of $150,000. The shelf life of all beverage inventory is two years, and at December 31, 2021 and 2020, all inventory was current, as reflected in the accompanying Consolidated Balance Sheets.

Property and Equipment

Property and equipment is stated at cost. Expenditures for major renewals and improvements that extend the useful lives of property and equipment or increase production capacity are capitalized, and expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is calculated using accelerated and straight-line methods over the estimated useful lives of the assets as follows:

Property and Equipment Type	Years of Depreciation
Furniture and fixtures	7
Machinery and equipment	7
Vehicles	5
Computer equipment	5-7

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2021 and 2020, the Company determined there were no indicators of impairment of its property and equipment.

Goodwill and Intangible Assets

Acquisitions and Business Combinations

The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and separately identified intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from, acquired technology, trade-marks and trade names, useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is the period needed to gather all information necessary to make the purchase price allocation, not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Goodwill

In accordance with FASB ASC Topic No. 350, Intangibles-Goodwill and Other, the Company reviews the recoverability of the carrying value of goodwill at least annually or whenever events or circumstances indicate a potential impairment. The Company’s impairment testing is performed annually at December 31 (its fiscal year end). Recoverability of goodwill is determined by comparing the fair value of Company’s reporting unit to the carrying value of the underlying net assets in the reporting units. If the fair value of a reporting unit is determined to be less than the carrying value of its net assets, goodwill is deemed impaired and an impairment loss is recognized to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of its other assets and liabilities. During the year ended December 31, 2021, management determined there were indications of impairment, and recorded a charge of approximately $1,337,287 on the accompanying consolidated statements of operations, leaving no remaining goodwill balance at December 31, 2021.

Intangible Assets with Finite Useful Lives

We have certain finite lived intangible assets that were initially recorded at their fair value at the time of acquisition. These intangible assets consist of developed technology. Intangible assets with finite useful lives are amortized using the straight-line method over their estimated useful life of ten years.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (“ASC 606”). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which include (1) identifying the contract or agreement with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied.

Revenue and costs of sales are recognized when control of the products transfers to our customer, which generally occurs upon shipment from our facilities. The Company’s performance obligations are satisfied at that time. The Company does not have any significant contracts with customers requiring performance beyond delivery, and contracts with customers contain no incentives or discounts that could cause revenue to be allocated or adjusted over time. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent a fulfillment activity rather than a promised service to the customer.

All of the Company’s products are offered for sale as finished goods only, and there are no performance obligations required post-shipment for customers to derive the expected value from them.

The Company does not allow for returns, except for damaged products when the damage occurred pre-fulfillment. Damaged product returns have historically been insignificant. Because of this, the stand-alone nature of our products, and our assessment of performance obligations and transaction pricing for our sales contracts, we do not currently maintain a contract asset or liability balance for obligations. We assess our contracts and the reasonableness of our conclusions on a quarterly basis.

Sales are made to customers under terms allowing certain limited rights of return. The Company records an allowance and return for each quarter for 3% of total sales. The Company recorded sales return, and allowance at the year ending December 31, 2021 and 2020 of approximately $77,479 and $28,707, respectively, which is included in the revenues, net of sales returns and allowances in the accompanying Consolidated Statements of Loss.

The following table presents our net revenues, by revenue source, and the period-over-period percentage change, for the period presented:

	Year Ended December 31,
	2021	2020
Revenue Source	Revenue	Revenue	% Change
Distributors	$895,850	$438,745	104%
Amazon	154,240	87,965	75%
Online Sales	68,073	55,190	23%
Retail	1,420,747	332,371	327%
Shipping	17,305	24,663	(30)%
Sales Returns and Allowances	(77,479)	(28,707)	170%
Net Revenues	$2,478,736	$910,227	172%

The following table presents our net revenues by product lines for the period presented:

	Year Ended December 31,
	2021	2020
Product Line	Revenue	Revenue	% Change
Hemp Energy Drinks	$362,096	$384,300	(6)%
CBD Energy Waters	133,110	195,050	(32)%
Lemonade Drinks	621,331	-	100%
Apparel	1,626	2,550	(36)%
Retail	1,420,747	332,371	327%
Shipping	17,305	24,663	(30)%
Sales returns and allowance	(77,479)	(28,707)	170%
Net Revenues	$2,478,736	$910,227	172%

Cost of Sales

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

Delivery and Handling Expense

Shipping and handling costs are comprised of purchasing and receiving, inspection, warehousing, transfer freight, and other costs associated with product distribution after manufacture and are included as part of operating expenses.

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expense. Advertising costs aggregated $164,052 and $36,935 for the years ended December 31, 2021 and 2020, respectively.

Stock Compensation Expense

The Company periodically issues stock options and restricted stock awards to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for such grants issued and vesting based on ASC 718, Compensation-Stock Compensation whereby the value of the award is measured on the date of grant and recognized for employees as compensation expense on the straight-line basis over the vesting period. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services. The Company recognizes the fair value of stock-based compensation within its Statements of Operations with classification depending on the nature of the services rendered.

The fair value of the Company’s stock options is estimated using the Black-Scholes-Merton Option Pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the stock options or restricted stock, and future dividends. Compensation expense is recorded based upon the value derived from the Black-Scholes-Merton Option Pricing model and based on actual experience. The assumptions used in the Black-Scholes-Merton Option Pricing model could materially affect compensation expense recorded in future periods.

Income Taxes

The Company uses an asset and liability approach for accounting and reporting for income taxes that allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

Loss per Common Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation when their effect is antidilutive.

For the years ended December 31, 2021 and 2020, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	December 31, 2021	December 31, 2020
Warrants	170,000,000	20,000,000
Common stock equivalent of Series B Convertible Preferred Stock	488,000	488,000
Common stock equivalent of Series C Convertible Preferred Stock	-	140
Common stock equivalent of Series D Convertible Preferred Stock	500,000,000	500,000,000
Common stock issuable	170,000,000	170,000,000
Restricted common stock	8,100,000	10,085,140
Common stock on convertible debentures and accrued interest	766,027,250	33,700,481
Total	1,614,615,250	734,273,761

Fair Value of Financial Instruments

The Company uses various inputs in determining the fair value of its financial assets and liabilities and measures these assets on a recurring basis. Financial assets recorded at fair value are categorized by the level of subjectivity associated with the inputs used to measure their fair value. Accounting Standards Codification Section 820 defines the following levels of subjectivity associated with the inputs:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

Level 3—Unobservable inputs based on the Company’s assumptions.

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, short-term bank loans, accounts payable, notes payable and other payables, approximate their fair values because of the short maturity of these instruments. The carrying values of capital lease obligations and long-term financing obligations approximate their fair values because interest rates on these obligations are based on prevailing market interest rates.

Segments

During the year, the Company consolidated and restructured its operations. The Company now operates in one segment for the manufacture and distribution of our products. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying financial statements.

Concentrations

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. Generally, the Company’s policy is to minimize borrowing costs by immediately applying cash receipts to borrowings against its credit facility. From time to time, however, the Company may be exposed to risk for the amounts of funds held in bank accounts in excess of the FDIC limit. To minimize the risk, the Company’s policy is to maintain cash balances with high quality financial institutions.

Gross sales. During the year ended December 31, 2021, the Company reported no customers that accounted for 10% of gross sales. During the year ended December 31, 2020, the Company reported no customers that accounted for 10% of gross sales.

Accounts receivable. As of December 31, 2021, the Company had accounts receivable from two customers that comprised 60% of its gross accounts receivable. As of December 31, 2020, the Company had accounts receivable from four customers that comprised 76% of its gross accounts receivable.

Co-Packers. The raw materials used in the production of the Company’s products are obtained by the Company’s co-packers and consist primarily of materials such as the flavors, caffeine, sugars or sucralose, taurine, vitamins, CBD, and hemp seed protein contained in its beverages, the bottles in which its beverages are packaged, and the labeling on the outside of its beverages. These principal raw materials are subject to price and availability fluctuations. The Company currently relies on a few key co-packers, which in turn rely on a few key suppliers. The Company continually endeavors to have back-up co-packers, which co-packers would in turn depend on their third-party suppliers to supply certain of the flavors and concentrates that are used in the Company’s beverages. The Company is also dependent on these co-packers to negotiate arrangements with their existing suppliers that would enable the Company to obtain access to certain of such concentrates or flavor formulas under certain extraordinary circumstances. Additionally, in a limited number of cases, the Company’s co-packers may have contractual restrictions with their suppliers or the Company’s co-packers may need to obtain regulatory approvals and licenses that may limit the co-packers’ ability to enter into agreements with alternative suppliers. Contractual restrictions in the agreements the Company has with certain distributors may also limit the Company’s ability to enter into agreements with alternative distributors. The Company believes that a satisfactory supply of co-packers will continue to be available at competitive prices, although there can be no assurance in this regard. With respect to Gold Leaf’s operations, the Company continually endeavors to contract with additional beverage vendors to ensure the Company has adequate inventory. The Company believes that a satisfactory supply of vendors will continue to be available at competitive prices, although there can be no assurance in this regard.

Purchases from vendors. During the year ended December 31, 2021, the Company’s largest three vendors accounted for approximately 13%, 11%, and 10% of all purchases, respectively. During the year ended December 31, 2020, the Company did not purchase in excess of 10% of its purchases from any single vendor.

Accounts payable. As of December 31, 2021, four vendors accounted for more than 10% the total accounts payable. The Company’s largest four vendors accounted for 20%, 14%, 12%, and 11% of the total accounts payable, respectively. As of December 31, 2020, three vendors accounted for more than 10% of the total accounts payable. The Company’s largest three vendors accounted for 29%, 19%, and 10% of the total accounts payable, respectively.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023, and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).” ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. The diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. For contracts in an entity’s own equity, the type of contracts primarily affected by this update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. This update simplifies the related settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective January 1, 2024, for the Company and the provisions of this update can be adopted using either the modified retrospective method or a fully retrospective method. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. Effective January 1, 2021, the Company early adopted ASU 2020-06 and that adoption did not have an impact on our financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 – INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value, and net of reserves is comprised of the following:

	December 31, 2021	December 31, 2020
Raw materials	$70,592	$38,705
Finished goods, net	504,219	621,799
Total	$574,811	$660,504

At December 31, 2021 and 2020, inventory presented above is net of a reserve for slow moving and potentially obsolete inventory of $150,000 and $0, respectively.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property and equipment is comprised of the following:

	December 31, 2021	December 31, 2020
Furniture and Fixtures	$75,070	$57,879
Computers and Software	29,196	16,638
Machinery & Equipment	108,799	79,951
Vehicles	239,093	68,135
Total cost	452,158	222,603
Accumulated depreciation	(104,121)	(54,731)
Property, plant and equipment, net	$348,037	$167,872

Depreciation for the years ended December 31, 2021 and 2020, was approximately $49,390 and $34,075 respectively, and is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Loss. During the year ended December 31, 2021, the Company entered into a loan to purchase a vehicle for $54,763, for which the Company made a down payment of $20,000 and financed $34,763 (see Note 9).

NOTE 5 – ACQUISITION OF S AND S BEVERAGE, INC.

On January 21, 2021, the Company entered into an Agreement and Plan of Merger with S and S and its shareholders and acquired all of the capital stock of S and S. In consideration thereof, the Company issued to them an aggregate of nine million restricted shares of Kona Gold Beverage, Inc.’s common stock (the “Acquisition Stock”) of a fair value of $243,000. The Company did not grant them any registration rights in respect of the shares of Acquisition Stock. The Company also agreed to pay an aggregate of $1,050,000 (the “Aggregate Acquisition Payments”), the majority of which is allocated to certain creditors of S and S (including one of the S and S’s legacy shareholders) and approximately $89,249 was allocated and paid to the five S and S legacy shareholders on a pro rata basis. The Company paid approximately $400,000 of the Aggregate Acquisition Payments at the closing of the transaction. The remaining Aggregate Acquisition Payments, including the Remaining Acquisition Payments, are scheduled to be paid in monthly installments, in arrears on the tenth calendar day of each month, commencing on March 10, 2021, at a rate equivalent to $2.00 per case of Lemin Superior Lemonade (the product line of S and S that we have now branded as Ooh La Lemin) that we sell until the Aggregate Acquisition Payments have been paid in full. During the year ended December 31, 2021, the Company paid $63,932 of the remaining Aggregate Acquisition Payments, leaving an acquisition obligation balance of $675,317 at December 31, 2021.

The Company utilized the acquisition method of accounting for the S and S acquisition in accordance with ASC 805, Business Combinations. The Company allocated the purchase price to acquired tangible assets, identifiable intangible assets, and assumed liabilities at their estimated fair values as of the date of acquisition. The fair value of the intangible assets was estimated using the income approach, pursuant to which after-tax cash flows are discounted to present value based on projections and other available financial data. The cash flows were based on estimates used to value the acquisition, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model, as well as the weighted average cost of capital. The valuation assumptions took into consideration the Company’s estimates of customer attrition and revenue growth projections. The excess of the purchase price paid by the Company over the estimated fair value of identified tangible and intangible assets has been recorded as goodwill. The acquisition was intended to augment and diversify the Company’s business. Key factors that contributed to the recorded goodwill and intangible assets in the aggregate were the opportunity to generate future revenues and synergies within the business. The goodwill will not be amortized but will be tested annually for impairment.

The following table summarizes the assets acquired, liabilities assumed and purchase price allocation:

Fair Value

Consideration paid:
Acquired obligations	$340,000
Note payable – acquisition	1,050,000
Common stock (9,000,000 shares of common stock at $0.27 per share)	243,000
Total consideration paid	$1,633,000

Purchase price allocation
Acquired assets	296,000
Goodwill	1,337,000
Total purchase price	$1,633,000

During the year ended December 31, 2021, management determined there were indications of impairment, and recorded a charge of approximately $1.3 million, leaving no remaining goodwill balance at December 31, 2021.

The following unaudited pro forma statements of operations present the Company’s pro forma results of operations after giving effect to the purchase of S and S based on the historical financial statements of the Company and S and S. The unaudited pro forma statements of operations for the year ended December 31, 2021 and 2020 give effect to the transaction as if it had occurred on January 1, 2020.

	Years ended December 31,
	2021	2020
	(Proforma, unaudited)	(Proforma, unaudited)
Revenues	$2,518,750	$1,253,199
Loss from operations	$(4,388,618)	$(2,962,038)
Net loss	$(7,022,966)	$(3,727,484)

Pursuant to the provisions of ASC 805, the following results of operations of S and S subsequent to the acquisition are as follows:

January 22 to December 31, 2021
Revenues	$620,000
Direct cost of revenues	316,000
Selling, general and administrative expense	431,200
Net loss	$(127,200)

These amounts were included in the accompanying Consolidated Statement of Operations.

NOTE 6 – INTANGIBLE ASSETS

Intangible asset consisted of the following:

	December 31, 2021	December 31, 2020
Intangible Assets
Trademarks	$85,340	$81,750
Website development	12,200	-
Accumulated amortization	(21,585)	(12,262)
Total Intangible Assets, net of amortization	$75,955	$69,488

During the year ended December 31, 2021 and 2020, the Company capitalized costs of $3,590 pertaining to trademarks, and acquired website development as part of its acquisition of S and S (see Note 5). During the year ended December 31, 2021 and 2020, the Company recorded amortization expense of $9,323 and $8,175, respectively. The following table summarizes the amortization expense to be recorded in future periods for intangible assets that are subject to amortization:

Year Ending	Amortization
2022	$9,754
2023	9,754
2024	9,754
2025	9,754
2026	9,754
Thereafter	27,185
Total	$75,955

NOTE 7 – LINE OF CREDIT

On May 5, 2018, Kona Gold LLC entered into a Line of Credit Agreement with Matthew Nicoletti as the lender, which established a revolving line of credit in the amount of up to $400,000. The line of credit matures on May 5, 2022 and is reflected as non-current on the accompanying Consolidated Balance Sheets at December 31, 2020. Advances under the line of credit bear interest at the rate of 3.75 percent per annum. Payments of principal and accrued interest are payable on the maturity date. At December 31, 2020, the line of credit had an outstanding principal balance of $398,470, respectively, and accrued interest $32,102. The line of credit was paid off during the year ending December 31, 2021.

NOTE 8 – LINES OF CREDIT – RELATED PARTY

Line of credit with related party consists of the following at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020

Line of credit to related party	$1,352,651	$1,369,651
Line of credit to related party	125,500	125,500
Total	$1,478,151	$1,495,151

(c)	On April 4, 2019, Kona entered into a Line of Credit Agreement with Robert Clark. Robert Clark is the Board Chairman, CEO and majority shareholder. The agreement established a revolving line of credit in the amount of up to $1,500,000. Advances under this line of credit bear interest at the rate of 3.75 percent per annum. The line of credit matures on April 4, 2023, at which time all outstanding principal amounts and accrued interest are due and payable. At December 31, 2021 and December 31, 2020, outstanding principal was $1,352,651 and $1,369,651, respectively.

(d)	On August 29, 2019, Gold Leaf entered into a Line of Credit Agreement with Robert Clark. Robert Clark is the Board Chairman, CEO and majority shareholder. The agreement established a revolving line of credit in the amount of up to $200,000. Advances under this line of credit bear interest at the rate of 3.75 percent per annum. The line of credit matures on August 29, 2022, at which time all outstanding principal amounts and accrued interest are due and payable. At December 31, 2021 and December 31, 2020, outstanding principal was $125,500 and $125,500, respectively.

At December 31, 2020, accrued interest on the lines of credit to related parties was $39,942. During the year ended December 31, 2021, the Company added $55,930 of additional accrued interest, leaving an accrued interest balance on the lines of credit to related parties of $95,873 at December 31, 2021. Accrued interest in included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

NOTE 9 – LOAN PAYABLE

On August 21, 2021, the Company financed the purchase of a vehicle for $34,763, after making a down payment of $20,000. The loan term is for sixty months, annual interest rate of 5.44%, with monthly principal and interest payments of $1,994, and secured by the purchased vehicle. During the twelve months ended December 31, 2021, the Company made principal payments of $1,450, leaving a loan balance of $33,312 at December 31, 2021, of which $7,974 was recorded as the current portion of loan payable on the accompanying consolidated balance sheet.

NOTE 10 – NOTES PAYABLE – RELATED PARTY

Notes payable to related party consists of the following at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020

Notes payable to related party (a)	$-	$8,500
Notes payable to related party (b)	53,500	59,500
Total loans payable	53,500	68,000
Notes payable to related party, current portion	(6,000)	(12,000)
Notes payable to related party, net of current portion	$47,500	$56,000

(a)	On October 31, 2018, Kona issued a Standard Promissory Note in favor of Robert Clark, as lender, in the original principal amount of $20,000. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The note bears no interest. Principal payments of $500 per month commenced in February 2019, with the final payment due in April 2021. At December 31, 2020 the balance of this note was $8,500. At December 31, 2021, this note had been paid in full.

(b)	On February 19, 2019, Gold Leaf issued a Standard Promissory Note in Favor of Robert Clark, as lender, in the original principal amount of $70,000. Robert Clark is the Board Chairman, CEO and majority shareholder. The note bears no interest. Principal payments of $500 per month commenced in March 2019, with final payment due in March 2021. On March 15, 2021, Gold Leaf issued an Amendment to the original issued Standard Promissory Note in Favor of Robert Clark for the remaining outstanding principle of $58,000. Principal payment of $500 per month, with final payment due in March 2022. The outstanding principal balance of this note at December 31, 2021 and December 31, 2020 was $53,500 and $59,500, respectively.

NOTE 11 – CONVERTIBLE SECURED DEBENTURES

Secured debentures that are payable to an otherwise unaffiliated third party consists of the following as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020

YA II PN, Ltd.	$3,000,000	$900,000
Less debt discount	(2,150,067)	-
Secured note payable, net	$849,933	$900,000

2020 Securities Purchase Agreement

From May to December 2020, the Company completed the 2020 Private Placement of the 2020 Debentures and the 2020 Warrant pursuant to the 2020 SPA. The Warrant (the “2020 Warrant”) is exercisable for up to 20,000,000 shares of Common Stock (the “2020 Warrant Shares”), with a three-year life, and an exercise price of $5.00 per share. The 2020 Debentures are due 12 months from their respective issuance dates and are secured by all of the Company’s assets and the assets of each of its subsidiaries pursuant to that certain Security Agreement by and among the Selling Stockholder, the Company’s subsidiaries, and the Company. Initially, the 2020 Debentures were convertible at the lower of (i) the fixed conversion price, which is $0.05 per share, subject to adjustment (the “2020 Fixed Conversion Price”), or (ii) 80% of the lowest daily volume weighted average price (“VWAP”) of the Company’s common stock during the 15 trading days immediately preceding the conversion date, subject to adjustment (the “2020 Market Conversion Price”). The 2020 Debentures contain an adjustment provision that, subject to certain exceptions, reduces the conversion price if the Company issues shares of its common stock or common stock equivalents at a price lower than the then-current conversion price of the 2020 Debentures. Any stock splits, reverse stock splits, recapitalizations, mergers, combinations and asset sales, stock dividends, and similar events will also result in an adjustment of the conversion price of the 2020 Debentures. The 2020 Debentures are subject to a “conversion blocker” such that the Selling Stockholder cannot convert any portion of the 2020 Debentures that would result in the Selling Stockholder and its affiliates holding more than 4.99% of the then-issued and outstanding shares of the Common Stock following such conversion (excluding, for purposes of such determination, shares of the Common Stock issuable upon conversion of the 2020 Debentures or exercise of the 2020 Warrant that had not then been converted or exercised, respectively). The Selling Stockholder can increase that 4.99% “conversion blocker” to 9.99% upon at least 65 days’ prior written notice to the Company. The 2020 Debentures accrue interest at an annual rate equal to 8% and are due and payable on their respective maturity dates (or sooner if the Selling Stockholder converts the 2020 Debentures or otherwise accelerates the maturity date, as provided for in the 2020 Debentures). Interest is payable either in cash or, if certain Equity Conditions (as defined in the 2020 Debentures) are then satisfied, in shares of the Common Stock at the 2020 Market Conversion Price on the trading day immediately prior to the date paid.

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

As part of the terms of the Placement, the Company was required to a registration statement with the SEC registering for resale the Conversion Shares and the Warrant Shares. The Company complied with this requirement in accordance with the terms of the agreement.

As a result of this offering, the Company issued the 2020 Debentures with an initial principal balance of one million dollars in exchange for cash, net of direct fees and expenses. As previously discussed, the 2020 Debentures were secured by all tangible and intangible assets of the Company, bore interest at a rate of 8% per annum, matured in one year and were secured by the Company’s assets. The 2020 Debentures were also convertible to shares of the Company’s Common Stock at a conversion price of $0.05 per share or 80% of the lowest 15 daily volume weighted average price (VWAP), whichever is lower. As the ultimate determination of shares to be issued upon conversion of 2020 Debentures could exceed the current number of available authorized shares, the Company determined that the conversion features of the 2020 Debentures were not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as derivative liabilities. Accordingly, the conversion features of the 2020 Debentures were separated from the host contracts (i.e. the 2020 Debentures) and characterized as derivative liability to be re-measured at the end of every reporting period with the change in value reported in the statement of operations (see Note 14). In connection with the issuance of the 2020 Debentures, the Company also granted to the Selling Stockholder warrants to purchase up to 20 million shares of common stock. The warrants are exercisable at $0.05 per share and will expire in three years from their grant date.

During the year ended December 31, 2020, the Selling Stockholder converted $100,000 of the principal of the 2020 Debentures and the corresponding accrued interest into 8,255,348 shares of common stock. As of December 31, 2020, the outstanding balance of the 2020 Debentures amounted to $900,000.

2021 Securities Purchase Agreement

During the year ended December 31, 2021, the Company issued similar debentures to the Selling Stockholder in the aggregate amount of $4,500,000. The debentures bear interest at a rate of 8% per annum, secured by all of the tangible and intangible assets of the Company and are also convertible into shares of the Company’s common stock at a conversion price of $0.03 per share or a per-share amount equivalent to the weighted average (of the outstanding principal of the debentures at January 1, 2021) of 76.7% of the lowest VWAP of the Company’s common stock during the 15 trading days immediately preceding the conversion date, whichever is lower. As of December 31, 2021, the weighted percentage was 75%.) As the ultimate determination of shares of common stock to be issued upon conversion of these debentures can exceed the current number of available authorized shares, the Company determined that the conversion features of these debentures are not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as a derivative liability (see Note 14). In connection with the issuances of these debentures, the Company also granted to the selling stockholder warrants to purchase up to 150 million shares of common stock. The warrants are exercisable at $0.03 per share and will expire in three years from their grant date. As a result of these issuances, the Company incurred the following (a) derivative liability of $3,982,000 to related to the conversion feature of the debentures; (b) relative fair value of the warrants granted of $1,581,000; and (c) and original issue discount of $195,000 for a total of $5,758,000, of which, $4,423,000 was accounted as debt discount and the remaining $1,335,000 as financing costs. The debt discount is being amortized to interest expense over the term of the corresponding debentures. During the year ended December 31, 2021, the Company amortized debt discount of $775,000 to interest expense.

During the year ended December 31, 2021, the Selling Stockholder converted certain of the remaining balance of the 2020 Debentures and certain of the debentures that were issued in with an aggregate principal of $2,400,000 and accrued interest of $82,000, or a total $2,484,401 into 201,301,365 shares of common stock with a fair value of $3,713,133. The Company followed the general extinguishment model to record the conversion and settlement of the debt. The debt and accrued interest totaled $2,484,401, the related unamortized debt discount totaled $1,500,000, and the shares issued were measured at their respective fair value upon conversion which amounted to $3,713,133. In addition, the bifurcated conversion option derivatives, after a final mark-up to $1,672,000, were also removed. As a result, the Company recorded a loss on extinguishment of debt of $1,056,732.

As of December 31, 2021, outstanding balance of the debentures issued in 2021 amounted to $3,000,000 and unamortized debt discount of $2,150,067, or a net balance of $849,933.

As of December 31, 2021, 766,027,250 shares of common stock were potentially issuable under the conversion terms of the outstanding debentures.

NOTE 12 – PAYCHECK PROTECTION PROGRAM LOAN

On May 4, 2020, the Company was granted a loan (the “2020 PPP Loan”) from Wells Fargo Bank, N.A., in the aggregate amount of $95,161, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. At December 31, 2020, the 2020 PPP Loan balance was $95,161. In January 2021, the Company was granted an additional loan (the “2021 PPP Loan”) from Wells Fargo Bank, N.A., in the aggregate amount of $117,487, pursuant to the PPP. During the year ended December 31, 2021, the Company was notified that its PPP loan forgiveness application was approved for both loans. The Company recorded the loan forgiveness as a gain on forgiveness of debt of $212,648, which is included in other income, leaving no remaining balance owed at December 31, 2021.

NOTE 13 – DERIVATIVE LIABILITY

The FASB has issued authoritative guidance whereby instruments which do not have fixed settlement provisions are deemed to be derivative instruments. During fiscal years 2020 and 2021, the Company issued convertible debentures, which if converted into common stock, can potentially exceed the current number of available authorized shares of the Company (see Note 11). Since the number of shares is not explicitly limited, the Company is unable to conclude that enough authorized and unissued shares are available to settle the conversion option. In accordance with the FASB authoritative guidance, the conversion features have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

As of December 31, 2021, and 2020, the derivative liabilities were valued using the Binomial pricing model and/or Black Scholes pricing model with the following assumptions:

	At December 31, 2021	Issued During 2021	At December 31, 2020

Stock Price	$0.0052	$0.011 – 0.049	$0.0340
Exercise Price	$0.0039	$0.008 – 0.021	$0.0332
Expected Life (Years)	0.74	1.00	1.00
Volatility	95%	119–121%	105%
Dividend Yield	0%	0%	0%
Risk-Free Interest Rate	0.39%	0.15 – 0.15%	2.30%

Fair value:
Conversion feature	$2,121,000	$3,982,000	$361,152

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the historical volatility of its common stock to estimate the future volatility for its common stock. The expected life of the conversion feature of the notes was based on the remaining term of the notes. The expected dividend yield was based on the fact that the Company has not customarily paid dividends in the past and does not expect to pay dividends in the future.

The derivative liability balance was $361,152 at December 31, 2020. During the year ended December 31, 2021, the Company recognized derivative liabilities of $3,982,000 upon issuance of additional secured convertible debentures (see Note 11). The derivative liability balance was decreased by $550,152, representing the change in the fair value of the derivative liability from the respective prior period recorded as a component of other expenses, and a reduction of $1,672,000 recorded as a component of the loss on extinguishment of debt included in other expenses in the accompanying consolidated statements of operations, leaving a derivative liability balance of $2,121,000 at December 31, 2021.

NOTE 14 – LEASE LIABILITIES

The Company determines whether a contract is, or contains, a lease at inception. Right-of-use assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company leases its office and warehouse locations, and certain warehouse equipment. Leases with an initial term of 12 months or less are not included on the balance sheets.

Operating Leases

The Company leases approximately 4,500 square feet of corporate office and warehouse space located at 746 North Drive, Suite A, Melbourne, Florida 32934. The lease is for a five-year term and expires on May 31, 2023. The initial monthly base rent was approximately $3,994, plus state taxes. The monthly base rent increases annually by 3 percent.

The Company leases a 30,000 square foot warehouse and main distribution hub in Greer, South Carolina. The lease is for a 63-month term that commenced in May 2019 and expires on August 1, 2026. Beginning in April 2020, the Company’s monthly rent includes monthly base payments of $10,200, plus applicable monthly CAM fees (“Common Area Maintenance”). The monthly base rent increases annually by 2 percent.

The Company leases a 10,000 square foot distribution hub in Conway, South Carolina. The lease is for a 62-month that commenced in October 2021 and expires in November 2026. The Company’s monthly rent is approximately $7,261 plus applicable monthly CAM fees (Common Area Maintenance). The monthly base rent increases annually by 1.5 percent. In October 2021, the Company recognized an operating lease right of use (“ROU”) asset and lease liability of $345,649, related to the Conway, South Carolina operating lease utilizing a present value rate of 10%.

Finance Leases

On March 17, 2020, the Company entered into a lease agreement for equipment. The finance lease is for a 62-month term that commenced in April 2020 and expires in March 2025. The agreement includes monthly payments of $676.

During the years ended December 31, 2021 and 2020, lease costs totaled $291,697 and $119,392, respectively.

Our ROU asset balance was $912,993 as of December 31, 2020. During the year ended December 31, 2021, the Company added $345,659 of operating leases and recorded amortization of ROU assets of $291,697 related to its leases, resulting in an ROU asset balance of $966,955 as of December 31, 2021.

As of December 31, 2020, lease liabilities totaled $912,993, comprised of finance lease liabilities of $32,980 and operating lease liabilities of $880,013. During the year ended December 31, 2021, the Company added $345,659 of operating leases, and made payments of $7,499 against its finance lease liability and $198,433 against its operating lease liability. As of December 31, 2021, lease liabilities totaled $1,052,720, comprised of finance lease liabilities of $25,481 and operating lease liabilities of $1,027,239. At December 31, 2021, the current portion of lease liabilities was $213,837, leaving a long-term lease liabilities balance of $838,883.

As of December 31, 2021, the weighted average remaining lease terms for operating lease and finance lease are 4.51 years and 3.25 years, respectively. As of December 31, 2021, the weighted average discount rate for operating lease is 10.00% and 2.09% for finance lease.

Future minimum lease payments under the leases are as follows:

Years Ending December 31,	Amount
2022	$307,808
2023	282,347
2024	262,715
2025	261,083
2026 and thereafter	198,219
Total payments	1,312,172
Less: Amount representing interest	(259,452)
Present value of net minimum lease payments	1,052,720
Less: Current portion	(213,837)
Non-current portion	$838,883

NOTE 15 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s issued and outstanding preferred stock, par value $0.00001 per share, at December 31, 2021 and 2020 was 988,000 and 988,140, respectively. The Board, without further stockholder approval, may issue preferred stock in one or more series from time to time and fix or alter the designations, relative rights, priorities, preferences, qualifications, limitations and restrictions of the shares of each series.

Series A Preferred Stock

The Company had authorized 4,000,000 shares of Series A Preferred Stock, par value of $0.00001 per share (the “Series A Preferred Stock”), of which no shares were authorized, issued or outstanding at December 31, 2021 and December 31, 2020. Each share of Series A Preferred Stock, when outstanding, could have been converted into one share of the Common Stock.

Series B Preferred Stock

The Company had authorized 1,200,000 shares of Series B Preferred Stock, par value of $0.00001 per share (the “Series B Preferred Stock”), of which 488,000 and 488,000 were issued and outstanding at December 31, 2021 and December 31, 2020, respectively. Each share of Series B Preferred Stock may be converted into one share of the Common Stock.

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

At December 31, 2021 and 2020, the Company had authorized 250 shares, respectively, of Series C Preferred Stock of which 140, shares, respectively, were issued and outstanding at December 31, 2020. In July 2021 each share of the Series C Preferred Stock automatically converted into one share of Common Stock on the one-year anniversary of the issuance date. At December 31, 2021, no shares of Series C Preferred Stock were issued and outstanding.

Series D Preferred Stock

The Company had authorized 500,000 shares of Series D Preferred Stock, par value of $0.00001 per share (the “Series D Preferred Stock”), of which 500,000 shares were issued and outstanding at December 31, 2021 and December 31, 2020, respectively. Each share of the Series D Preferred Stock may be converted into 1,000 shares of Common Stock.

Common Stock

The Company has authorized 2,500,000,000 shares of the Common Stock, respectively, of which 1,004,709,546 shares were issued and outstanding at December 31, 2021, and 786,308,041 were issued and outstanding at December 31, 2020.

Equity Transactions

During the year ended December 31, 2021, the Company issued an aggregate of 201,301,365 shares of Common Stock with a fair value of $3,713,133 upon the conversion of $2,484,401 of principal and accrued interest on its convertible secured debentures (see Note 11).

During the year ended December 31, 2021, the Company issued 9,000,000 shares of its Common Stock with a fair value of $243,000 for the acquisition of S and S Beverage, Inc. (See Note 5).

During the year ended December 31, 2020, the Company issued an aggregate of 8,255,438 shares of Common Stock upon the conversion of $112,274 of principal and accrued interest on its convertible secured debentures (see Note 11).

NOTE 16 – SHARE BASED COMPENSATION

Employee Shares

During 2021 the Company issued an aggregate of 8,000,000 shares of Common Stock to William J Stineman pursuant to that certain Employment Agreement by and between Mr. Stineman and the Company. The per-share fair market value of the shares was $0.0265 based on the closing price of the Common Stock as reported by the OTCM on the date of issuance, for a total value of $212,000.

During 2021 the Company issued 100,000 shares of Common Stock to John Torrence pursuant to performance award by and between Mr. Torrence and the Company. At the date of issuance, the per-share fair market value of the shares was $0.018 based on the closing price of the Common Stock as reported by the OTCM on the date of issuance, for a total value of $1,800.

On July 10, 2020, the Company issued an aggregate of 4,000,000 shares of Common Stock upon the conversion of an aggregate of 4,000,000 shares of our Series A Preferred Stock by Robert Clark and Joseph Thornburg. The shares of our Common Stock were converted in terms of the agreement.

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

For other equity issuances during year ended December 31, 2021 and the year ended December 31, 2020, please see Note 17, Sponsorships.

Common Stock Issuable

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

The 120,000,000 shares of the Common Stock were issued to Mr. Clark, as follows: (i) on October 28, 2015, the Company issued 30,000,000 of such shares; (ii) on March 2, 2016, the Company issued 40,000,000 of such, and (iii) on Mary 16, 2016, the Company issued 50,000,000 of such shares. On April 19, 2018, (i) 40,000,000 shares were cancelled and returned to the Company, and on July 31, 2019, (ii) an additional 50,000,000 shares were cancelled and returned to the Company. Accordingly, as of December 31, 2019, the Company owed to Mr. Clark an aggregate of 170,000,000 shares to be reissued to him upon his request pursuant to the terms of the oral agreement with him which were valued at $1,386,497 based on their fair value at the date of grant. During the year ended December 31, 2021, the Company reclassified its accrued stock compensation, previously reflected as a liability, to common shares issuable, a component of stockholders’ equity. The reclassification was recorded after the Company concluded its accrued stock compensation had a fixed and determinable price with no cash payment provision

Restricted common stock

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

The share-based payments granted for the years ended December 31, 2021 and 2020, were 8,100,000 and 10,085,140 shares of the Common Stock, respectively. There were no cancelled or forfeited restricted common stock for the years ended December 31, 2021 and 2020.

For the years ended December 31, 2021 and 2020, the Company recognized stock-based compensation expense, which is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Loss, as follows:

	Years Ended December 31,
	2021	2020
Employee stock awards	$213,800	$476,002
Non-employee stock awards	-	2,578
Total stock-based compensation expense	$213,800	$478,580

Summary of Warrants

A summary of warrants for the years ended December 31, 2021 and 2020, is as follows:

		Weighted
	Number	Average
	of	Exercise
	Warrants	Price
Balance outstanding, December 31, 2019	-	$-
Warrants granted	20,000,000	0.05
Warrants exercised	-	-
Warrants expired or forfeited	-	-
Balance outstanding, December 31, 2020	20,000,000	0.05
Warrants granted	150,000,000	0.03
Warrants exercised	-	-
Warrants expired or forfeited	-	-
Balance outstanding, December 31, 2021	170,000,000	$0.03
Balance exercisable, December 31, 2021	170,000,000	$0.03

Information relating to outstanding warrants at December 31, 2021, summarized by exercise price, is as follows:

	Outstanding			Exercisable
Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.03	150,000,000	2.46	$0.03	150,000,000	$0.03
$0.05	20,000,000	1.37	$0.05	20,000,000	$0.05
	170,000,000	2.33	$0.03	170,000,000	$0.03

In connection with the May 2020 Securities Purchase Agreement (see Note 11), the Company granted a Warrant to purchase up to an aggregate of 50 million shares of the Common Stock. The Warrant has a three-year term and is immediately exercisable at an exercise price of $0.05 per share, subject to adjustment.

Based on the fair market value of $0.0059 per share on December 31, 2021, there was no intrinsic value attributed to both the outstanding and exercisable warrants at December 31, 2021.

In connection with the issuance of 2021 convertible secured debentures in 2021 (see Note 11), the Company granted warrants with a relative fair value of $1,581,000 to purchase up to an aggregate of 150 million shares of the Common Stock. Each warrant has a three-year term from issuance and is immediately exercisable at an exercise price of $0.03 per share, subject to adjustment.

The fair value of each warrant on the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2021	2020

Exercise Price	$0.05	$0.05
Stock Price	$0.016	$0.02
Risk-free interest rate	0.53%	1.65%
Expected volatility	214%	171%
Expected life (in years)	3.0	3.0
Expected dividend yield	0%	0%

NOTE 17 – SPONSORSHIPS

On May 1, 2019, the Company entered into a sponsorship agreement with Ryan Dodd, a professional waterski jumper (the “Dodd Agreement”), whereby the Company agreed to pay monthly sponsorship fees of $1,250 for one year. On May 23, 2019, the Company issued Mr. Dodd 262,500 shares of Common Stock. At the date of issuance, the shares of Common Stock had a fair market value of $0.131 per share based on the closing price of the Common Stock on the date of issuance as reported by the OTCM, representing $34,388 as payment for the Company’s sponsorship. The Dodd Agreement was extended in January 2020 for an additional one-year term. On April 3, 2020, the Company issued 85,000 shares of the Common Stock to Ryan Dodd pursuant to the Dodd Agreement. At the date of issuance, the per-share fair market value was $0.0315 based on the closing price of the Common Stock as reported by the OTCM on the date of issuance, representing a payment of $2,578 for sponsorship fees. At December 31, 2021, the Company did not extend the sponsorship agreement with Ryan Dodd.

NOTE 18 – INCOME TAXES

At December 31, 2021, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $10,206,000 for Federal and state purposes. The carryforwards expire in various amounts through 2041. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit. Section 382 generally limits the use of NOLs and credits following an ownership change, which occurs when one or more 5 percent shareholders increase their ownership, in aggregate, by more than 50 percentage points over the lowest percentage of stock owned by such shareholders at any time during the “testing period” (generally three years).

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2021 and 2020, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2021, and 2020, the Company has not accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2018 through 2021 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize the appropriate deferred tax asset at that time.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	December 31, 2021	December 31, 2020
Income tax benefit at federal statutory rate	(21.0)%	(21.0)%
State income tax benefit, net of federal benefit	(6.0)%	(6.0)%
Change in valuation allowance	27.00%	27.00%

Income taxes at effective tax rate	-%	-%

The components of deferred taxes consist of the following at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Net operating loss carryforwards	$2,756,000	$1,415,000
Less: Valuation allowance	(2,756,000)	(1,415,000)

Net deferred tax assets	$-	$-

NOTE 19 – SUBSEQUENT EVENTS

Subsequent to December 31, 2021, the Company issued an aggregate of 453,078,847 shares of Common Stock upon the conversion of $1,290,000 of principal, and $50,780 of accrued interest on its convertible secured debentures, at an average price of $0.0031 (see Note 11).

On March 25, 2022, the Company entered into a secured debenture with an otherwise unaffiliated in the principal amount of $250,000. The secured note payable matures on March 24, 2023, and bears interest at the rate of 0.97 percent per annum. The secured debenture is secured by 9 identified motor vehicles of the Company. In connection with the issuance of the debenture, the Company issued to the lender 25,000,000 shares of the Company’s common stock at a price of $0.004 per share.

The Company granted 1,000,000 shares of Common Stock on April 1, 2022 to Peter Troy pursuant to that certain Employment Agreement dated October 1, 2021, by and between Mr. Troy and the Company. At the date of grant, the per-share fair market value of the shares was $0.0085 based on the closing price of the Common Stock as reported by the OTCM on the date of grant, for a total value of $8,500. On April 11, 2022, these shares were issued to Mr. Troy.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 7, 2021, Weinberg & Company, PA was engaged as our new independent registered public accounting firm, replacing BF Borgers CPA (“BF Borgers”).

During the fiscal years ended December 31, 2020 and 2019, and the subsequent interim periods through December 13, 2021 (the date of Borgers letter to the SEC attached as Exhibit 16.1 to our Current Report on Form 8-K in respect of our changing of independent registered pubic accounting firms), there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K) with Borgers or reportable events as described under Item 304(a)(1)(v) of Regulation S-K) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement , if not resolved to the satisfaction of the former accountant, would have caused it to make a reference to the subject matter of the disagreement in connection with its report.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended December 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer and the oversight of our audit committee, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. In assessing the effectiveness of our internal control over financial reporting, our management used the framework established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

All directors hold office for a one (1)-year period and have been duly elected and qualified. Directors are elected at the annual meetings to serve for one-year terms or until his or her successor has been elected and qualified, or until his or her death, resignation, or removal. Each of our executive officers is appointed by and serves at the discretion of the Board.

Our directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Age	Position	Date First Elected or Appointed
Robert Clark	45	Chief Executive Officer, President, Chairman of our Board, and Secretary	August 12, 2015
Lori Radcliffe	48	Chief Financial Officer	October 7, 2019
Christopher Selinger	51	Vice President of Sales	September 1, 2018
William Jeffrey Outlaw	51	Independent Director	September 9, 2019
Matthew Crystal	50	Independent Director	July 26, 2018

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the following “named executive officers,” for our 2021 and 2020 fiscal years:

(a)	all individuals serving as our principal executive officer during our 2021 fiscal year;

(b)	each of our two other most highly compensated executive officers who were serving as executive officers at the end of our 2021 fiscal year.

We did not have any individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer as of the end of our 2021 fiscal year.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)	Options Awards ($)	All Other Compensation ($)	Total ($)
Robert Clark, CEO, President,	2021	$350,000		$-	$-	$-	$-	$350,000	(3)
Chairman, and Secretary (1)	2020	$350,000	(3)	$-	$-	$-	$-	$350,000	(3)

Lori Radcliffe, CFO (2)	2021	$122,500		$-	$-	$-	$-	$122,500
	2020	$85,000		$-	$-	$-	$-	$85,000

Christopher Selinger, VP Sales	2021	$96,000		$1,437	$-	$-	$-	$97,437
	2020	$88,000		$-	$-	$-	$-	$88,000

(1)	Appointed Chairman of our Board on August 12, 2016. Appointed Chief Executive Officer on August 12, 2015.

(2)	Appointed Chief Financial Officer on October 7, 2019.

(3)	Mr. Clark elected to forgo payment of $320,000 of his $350,000 base salary for the year ended December 31, 2019; thus, for that fiscal year, we paid him $30,000 in base salary. Mr. Clark elected to forgo payment of $257,500 of his $350,000 base salary for the year ended December 31, 2020; thus, for that fiscal year, we paid him $92,500 in base salary. Mr. Clark elected to forgo payment of $72,083 of his $350,000 base salary for the year ended December 31, 2021; thus, for that fiscal year, we paid him $277,917 in base salary.

Outstanding Equity Awards at Fiscal Year-End

The Company granted 5,000,000 shares of Common Stock on December 15, 2021 to William J Stineman pursuant to that certain Employment Agreement dated December 15, 2020, by and between Mr. Stineman and the Company. At the date of grant, the per-share fair market value of the shares was $0.0265 based on the closing price of the Common Stock as reported by the OTCM on the date of grant, for a total value of $132,5000. At December 31, 2021, these shares were not issued. On February 11, 2022, these shares were issued to Mr. Stineman.

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

Robert Clark

On August 12, 2015, we entered into an Employment Agreement (the “Clark Employment Agreement”) with Robert Clark as our Chief Executive Officer, President, and Secretary, and Chairman of our Board. On December 1, 2016, we entered into an Amendment to Employment Agreement (the “Clark Amendment”; and, together with the Clark Employment Agreement, the “Amended Clark Employment Agreement”). The term of the Amended Clark Employment Agreement expired on July 12, 2020 and automatically renews for subsequent six-month terms unless terminated with cause by us. Pursuant the Amended Clark Employment Agreement, Mr. Clark is entitled to receive compensation equal to $350,000 per year for services provided to us. In addition, pursuant to the terms of the Amended Clark Employment Agreement, we agreed to issue 2,700,000 shares of our Series A Preferred Stock (our “Series A Preferred Stock”), 650,000 shares of our Series B Preferred Stock, 500,000 shares of our Series D Preferred Stock, and 200,000,000 shares of our Common Stock. Immediately, Mr. Clark decided to defer receipt of 80,000,000 shares of our Common Stock; thus, leaving 120,000,000 shares of our Common Stock to be issued to him. The 120,000,000 shares of our Common Stock were issued to Mr. Clark as follows: (i) on October 28, 2015, we issued 30,000,000 of such shares; (ii) on March 2, 2016, we issued 40,000,000 of such shares; and (iii) on May 16, 2016, we issued 50,000,000 of such shares. Mr. Clark later sold an aggregate of 12,900,000 of those shares and returned to us an aggregate of 90,000,000 of those shares, which resulted in (i) Mr. Clark remaining the record and beneficial owner of 17,100,000 of those shares of our Common Stock and (ii) subject to the July 2020 issuance to Mr. Clark of 140 shares of our Series C Preferred Stock (see below), our accruing and owing Mr. Clark an aggregate of 170,000,000 of those shares to be reissued to him upon his request pursuant to the terms of our oral agreement with him. In connection with the Amended Clark Employment Agreement, we also issued Mr. Clark 650,000 shares of our Series B Preferred Stock on December 6, 2017. In April 2019, Mr. Clark returned the 650,000 shares of our Series B Preferred Stock. During the year ended December 31, 2021, the Company reclassified its accrued stock compensation, previously reflected as a liability, to common shares issuable, a component of stockholders’ equity. The reclassification was recorded after the Company concluded its accrued stock compensation had a fixed and determinable price with no cash payment provision.

Mr. Clark declined his base salary compensation for our 2015, 2016, 2017, and 2018 fiscal years and declined all but $30,000 of his compensation for our 2019 fiscal year, elected to forgo payment of $257,500 of his $350,000 base salary for the year ended December 31, 2020, and elected to forgo payment of $72,083 of his $350,000 base salary for the year ended December 31, 2021. A total $329,583 of such compensation has been accrued.

Lori Radcliffe

On October 7, 2019, we entered into an Employment Agreement (the “Radcliffe Employment Agreement”) with Lori Radcliffe, as our Chief Financial Officer. The term of the Radcliffe Employment Agreement is two years and automatically renews for subsequent one-year terms unless terminated with cause by us. Pursuant to the Radcliffe Employment Agreement, Ms. Radcliffe is entitled to receive annual compensation of $80,000 for the first year and $100,000 for the second year for services provided to us. In addition, on January 27, 2020, we issued to Ms. Radcliffe 5,000,000 restricted shares of our Common Stock pursuant to the terms of the Radcliffe Employment Agreement. On September 1, 2021, we amended the Radcliffe Employment Agreement with Lori Radcliffe, whereas Ms. Radcliffe is entitled to receive annual compensation of $160,000 per year for services provided to us.

Christopher Selinger

On September 1, 2018, we entered into an Employment Agreement (the “Selinger Employment Agreement”) with Christopher Selinger, as our Vice President of Sales. The term of the Selinger Employment Agreement is two years and automatically renews for subsequent one-year terms unless terminated with cause by us. Pursuant to the Selinger Employment Agreement, Mr. Selinger is entitled to receive annual compensation of $65,000 with an increase to annual compensation of $72,000 after six months of employment. We also agreed to pay $1 commission per case of certain of our beverage drinks during the term of the Selinger Employment Agreement; however, effective January 1, 2019, we amended the Selinger Employment Agreement (the “Selinger Amendment”) to no longer pay this commission. In addition, on September 7, 2018, we issued to Mr. Selinger 10,000,000 shares of our Common Stock pursuant to the terms of the Selinger Employment Agreement. On June 1, 2020, we amended the Selinger Employment Agreement with Christopher Selinger, whereas Mr. Selinger is entitled to receive annual compensation of $96,000 per year for services provided to us.

Director Summary Compensation Table

For the fiscal year ended December 31, 2021, we did not pay or accrue any fees to our two non-employee directors, nor did we grant to either of them any stock awards, option awards, non-equity incentive plan compensation, nonqualified deferred compensation, or any other compensation. Robert Clark, our Chairman, did not receive any compensation for his services as a director. The compensation received by Mr. Clark as an employee is disclosed in the Summary Compensation Table above.

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

Risk Assessment in Compensation Programs

During our 2021 and 2020 fiscal years, we paid limited compensation to our employees, including executive and non-executive officers. Due to the size and scope of our business, and the amount of compensation, we did not have any employee compensation policies and programs to determine whether our policies and programs create risks that are reasonably likely to have a material adverse effect on us.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Common Stock

The following sets forth certain information, as of April 8, 2022, regarding the beneficial ownership of our Common Stock by (i) each of our directors, (ii) each of our named executive officers, (iii) our directors and executive officers as a group, and (iv) each person or entity who, to our knowledge, owns more than five percent of our Common Stock. The information reflects beneficial ownership, as determined in accordance with the SEC’s rules and generally includes voting or investment power with respect to our Common Stock, and is based on 1,482,788,393 shares of our Common Stock issued and outstanding as of April 8, 2022. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and the address for each person is 746 North Drive, Suite A, Melbourne, Florida 32934.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent Owned
Robert Clark, CEO	687,750,000	(2)	31.94%

Lori Radcliffe, CFO	5,000,000		*

Christopher Selinger, VP of Sales	10,000,000		* %

William Jeffrey Outlaw, Independent Director	10,000,000		* %

Matthew Crystal, Independent Director	500,000		*

All executive officers and directors as a group (5 persons)	713,250,000	(3)	33.12%

Beneficial owner of more than 5%

YAII PN, Ltd. (4)	936,027,250	(5)	38.70%

*	Represents less than one percent.

As of April 8, 2022, there were, to our knowledge, no persons are beneficial owners of greater than five percent of our Common Stock.

(1)	Securities convertible into shares of our Common Stock, currently or within 60 days, are deemed to be outstanding shares of our Common Stock for purposes of computing the percentage ownership of the person holding such convertible securities, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Includes 17,100,140 shares of our Common Stock held. Also includes: (i) 650,000 shares of our Common Stock issuable upon conversion of 650,000 shares of our Series B Preferred Stock that are not currently issued to Mr. Clark, (ii) 500,000,000 shares of our Common Stock issuable upon conversion of 500,000 shares of Series D Preferred Stock; and (iii) 169,999,860 shares of our Common Stock that are owed to Mr. Clark as common shares issuable, a component of stockholders’ equity, to be reissued to him upon his request pursuant to the terms of the oral agreement with him, but which shares are not currently issued and outstanding.

Pursuant to the Amended Clark Employment Agreement, we agreed to issue 2,700,000 shares of our Series A Preferred Stock, 650,000 shares of our Series B Preferred Stock, 500,000 shares of our Series D Preferred Stock, and 200,000,000 shares of our Common Stock. Immediately, Mr. Clark decided to defer receipt of 80,000,000 shares of our Common Stock; thus, leaving 120,000,000 shares of our Common Stock to be issued to him. The 120,000,000 shares of our Common Stock were issued to Mr. Clark as follows: (i) on October 28, 2015, we issued 30,000,000 of such shares; (ii) on March 2, 2016, we issued 40,000,000 of such shares; and (iii) on May 16, 2016, we issued 50,000,000 of such shares. Mr. Clark later sold an aggregate of 12,900,000 of those shares and returned to us an aggregate of 90,000,000 of those shares, which resulted in (i) Mr. Clark remaining the record and beneficial owner of 17,100,000 of those shares of our Common Stock and (ii) subject to the July 2020 issuance to Mr. Clark of 140 shares of our Series C Preferred Stock (see below), owing Mr. Clark an aggregate of 170,000,000 of those shares to be reissued to him upon his request pursuant to the terms of our oral agreement with him. In July 2020, we issued to Mr. Clark 140 shares of Series C Preferred Stock, which are convertible into 140 shares of our Common Stock; thus, we have accrued and still owe Mr. Clark 169,999,860 shares of our Common Stock. In July 2021 each share of the Mr. Clark’s 140 Series C Preferred Stock automatically converted into one share of Common Stock on the one-year anniversary of the issuance date.

In connection with the Amended Clark Employment Agreement, we also issued Mr. Clark 650,000 shares of our Series B Preferred Stock on December 6, 2017. In April 2019, Mr. Clark returned the 650,000 shares of our Series B Preferred Stock and these shares to be issued to Mr. Clark at a later date.

There is no written agreement between Mr. Clark and us regarding the terms of the deferment of these securities. However, we orally agreed to issue these deferred securities at such time as Mr. Clark requests such securities to be issued. Thus, the shares of our Common Stock owed to Mr. Clark could be issued within 60 days of the date of the annual report.

(3)	Includes all of the shares beneficially owned by our executive officers and directors.

(4)	YAII PN, Ltd. is a Cayman Island exempt company. YAII PN, Ltd. is managed by Yorkville Advisors Global, LP. Investment decisions for Yorkville Advisors Global, LP are made by Mark Angelo, its portfolio manager. The address of such holder is 1012 Springfield Avenue, Mountainside, NJ 07092.

(5)	Includes (i) 20,000,000 shares of our Common Stock, which consists of the May 2020 Warrant Shares, (ii) 50,000,000 shares of our Common Stock, which consists of the 50,000,000 February 2021 Warrant Shares, and (iii) 866,027,250 shares of our Common Stock, which consists of the remaining shares of our common stock underlying the August 2021 Debentures and the 100,000,000 August 2021 Warrant Shares. Notwithstanding the number of shares of Common Stock and the percentage ownership thereof disclosed in this table, each of the debentures and the Warrants is subject to a “conversion blocker” and an “exercise blocker,” respectively, such that YAII PN, Ltd. cannot (i) convert any portion of any of the August 2021 Debentures into shares of our Common Stock and (ii) exercise any portion of the warrants into May 2020 Warrant Shares, February 2021 Warrant Shares, or August 2021 Warrant Shares, if such action would result in YAII PN, Ltd. and its affiliates holding more than 4.99% of the then-issued and outstanding shares of our Common Stock following such conversion or exercise, as applicable.

Series B Preferred Stock

The following sets forth certain information, as of April 8, 2022, regarding the beneficial ownership of our Series B Preferred Stock by (i) each of our directors, (ii) each of our named executive officers, (iii) our directors and executive officers as a group, and (iv) each person or entity who, to our knowledge, owns more than five percent of our Series B Preferred Stock. The information reflects beneficial ownership, as determined in accordance with the SEC’s rules and are based on 488,000 shares of our Series B Preferred Stock issued and outstanding as of April 8, 2022. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and the address for each person is 746 North Drive, Suite A, Melbourne, Florida 32934.

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

Series C Preferred Stock

The following sets forth certain information, as of April 8, 2022, regarding the beneficial ownership of our Series C Preferred Stock by (i) each of our directors, (ii) each of our named executive officers, (iii) our directors and executive officers as a group, and (iv) each person or entity who, to our knowledge, owns more than five percent of our Series C Preferred Stock. The information reflects beneficial ownership, as determined in accordance with the SEC’s rules of our Series C Preferred Stock issued and outstanding as of April 8, 2022. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and the address for each person is 746 North Drive, Suite A, Melbourne, Florida 32934.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Beneficially Owned
Robert Clark, CEO	-	-%

Lori Radcliffe, CFO	-	-

Christopher Selinger, VP of Sales	-	-

William Jeffrey Outlaw, Independent Director	-	-

Matthew Crystal, Independent Director	-	-

All executive officers and directors as a group (5 persons)	-	-%

Series D Preferred Stock

The following sets forth certain information, as of April 8, 2022, regarding the beneficial ownership of our Series D Preferred Stock by (i) each of our directors, (ii) each of our named executive officers, (iii) our directors and executive officers as a group, and (iv) each person or entity who, to our knowledge, owns more than five percent of our Series D Preferred Stock. The information reflects beneficial ownership, as determined in accordance with the SEC’s rules and are based on 500,000 shares of our Series D Preferred Stock issued and outstanding as of April 8, 2022. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and the address for each person is 746 North Drive, Suite A, Melbourne, Florida 32934.

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

Equity Issuances

During the 2021 fiscal year the Company issued an aggregate of 8,000,000 shares of Common Stock to William J Stineman pursuant to that certain Employment Agreement by and between Mr. Stineman and the Company. The per-share fair market value of the shares was $0.0265 based upon the closing price of the Common Stock as reported by the OTCM on the date of issuance, for a total value of $212,000.

During the 2021 fiscal year the Company issued 100,000 shares of Common Stock to John Torrence pursuant to performance award granted by the Company and Mr. Torrence. At the date of issuance, the per-share fair market value of the shares was $0.018 based upon the closing price of the Common Stock as reported by the OTCM on the date of issuance, for a total value of $1,800.

On July 10, 2020, the Company issued an aggregate of 4,000,000 shares of Common Stock upon the conversion of an aggregate of 4,000,000 shares of our Series A Preferred Stock by Robert Clark and Joseph Thornburg. The shares of our Common Stock were converted pursuant to the in terms of the Certificate of Designation of the Series A Preferred Stock.

On January 27, 2020, the Company issued 5,000,000 shares of Common Stock to Lori Radcliffe pursuant to that certain Employment Agreement dated October 7, 2019, by and between Ms. Radcliffe and the Company. At the date of issuance, the per-share fair market value of the shares was $0.0637 based on the closing price of the Common Stock as reported by the OTCM on the date of issuance, for a total value of $318,500.

On April 3, 2020, the Company issued 5,000,000 shares of the Common Stock to Paul O’Renick pursuant to an Employment Agreement dated October 1, 2019 in exchange for compensation owed in the amount of $157,500 for services provided. At the date of issuance, the per-share fair market value was $0.0315 based on the closing price of the Common Stock as reported by the OTCM on the date of issuance.

Notes Payable – Related Parties

We had the following outstanding notes payable during the period specified above:

Note (1)	Issuance Date	Original Borrowing Amount	Interest Rate	Maturity Date	Largest Outstanding Balance since January 1, 2018	Outstanding Balance as of December 31, 2021
Long-term Loan – Kona Gold	October 31, 2018	$20,000	0%	April 4, 2022	$20,000	$-
Line of Credit – Kona Gold	April 4, 2019	$1,500,000	3.75%	April 4, 2023	$1,369,651	$1,352,651
Line of Credit – Gold Leaf	August 29, 2019	$200,000	3.75%	August 29, 2022	$125,500	$125,500
Long-term Loan – Gold Leaf	February 19, 2019	$70,000	0%	March 15, 2023	$70,000	$53,500

(1)	Each of the note payables was issued by us in favor of Robert Clark, our President, Chief Executive Officer, Secretary, and Chairman of our Board.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Each year, the Board approves the annual audit engagement in advance. The Board also has established procedures to pre-approve all non-audit services provided by the Company’s independent registered public accounting firm. All fiscal 2021 and 2020 non-audit services listed below were pre-approved.

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

The following fees were billed to us by Berman Hopkins Wright & Laham LLP for tax fees and by our independent registered public accounting firm, BP Borgers CPA PC, which served as the Company’s auditor from fiscal years ending December 31, 2017 through December 31, 2020 and reviewed the Company’s quarterly financial statements for each of the first three fiscal quarters during fiscal 2021.

Description	December 31, 2021	December 31, 2020
Audit fees	$94,900	$77,600
Audit-related fees	-	-
Tax fees	10,400	17,400
All other fees	-	-
Total	$105,300	$95,000

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Amended and Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.2	Amended and Restated By-Laws is incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.3	Certificate of Designation of the Preferences, Rights, and Limitations of the Series B Preferred Stock is incorporated herein by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.4	Certificate of Designation of the Preferences, Rights, and Limitations of the Series C Preferred Stock is incorporated herein by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.5	Certificate of Designation of the Preferences, Rights, and Limitations of the Series D Preferred Stock is incorporated herein by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.6	Certificate of Amendment to Amendment and Restated Certificate of Incorporation, is incorporated herein by reference to Exhibit 3.6 of Amendment No. 1 to the Company Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

4.1	Form of Debenture is incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

4.2	Warrant is incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

4.3	Form of Stand-alone Debenture is incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (File No.333-239883), filed with the SEC on December 14, 2020.

4.4	Form of Secured Convertible Debenture of the registrant sold and issued to YAII PN, Ltd., on February 11, 2021 is incorporated herein by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

4.4a	Form of Secured Convertible Debenture of the registrant sold and issued to YAII PN, Ltd., on February 11, 2021 is incorporated herein by reference to Exhibit 4.4a of the Company’s Quarterly Current Report on Form 10-Q, filed with the SEC on November 15, 2021.

4.5	Form of Warrant of the registrant granted to YAII PN, Ltd., on February 11, 2021 is incorporated herein by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

4.6	Form of Secured Convertible Debenture of the registrant sold and issued to YAII PN, Ltd., effective August 23, 2021 is incorporated herein by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

4.7	Form of Warrant of the registrant granted to YAII PN, Ltd., effective August 23, 2021 is incorporated herein by reference to Exhibit 4.7 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

10.1	Securities Purchase Agreement by and between the Company and YAII PN, Ltd., dated May 14, 2020 is incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.2	Registration Rights Agreement by and between the Company and YAII PN, Ltd., dated May 14, 2020 is incorporated herein by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.3	Independent Contractor Agreement by and between Kona Gold LLC and OPTN Companies Inc., dated April 15, 2020 is incorporated herein by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.4	Board of Directors Offer Letter between the Company and Matthew Crystal, dated July 24, 2018 is incorporated herein by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.5	Board of Directors Offer Letter between the Company and William Jeffrey Outlaw, dated September 3, 2019 is incorporated herein by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.6	Form of Distribution Agreement is incorporated herein by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.7	Membership Interest Purchase Agreement by and among Elev8 Hemp LLC, PLAD, Inc., and the Company, dated October 10, 2016, is incorporated herein by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.8	Securities Exchange and Settlement Agreement by and between Elev8 Brands, Inc., and the Company, dated March 6, 2018, is incorporated herein by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.9	Securities Exchange and Settlement Agreement by and between Elev8 Brands, Inc., and the Company, dated November 26, 2019 is incorporated herein by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.10	Employment Agreement by and between Christopher Selinger and the Company, dated September 1, 2018 is incorporated herein by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.11	Lease Agreement by and between Kona Gold, LLC and Hay Investment Properties, Inc., dated June 1, 2018 is incorporated herein by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.12	Triple Net Lease Agreement by and between Gold Leaf Distribution, LLC and 3090 S. Hwy 14, LLC, dated May 22, 2019 is incorporated herein by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.13	Lease Modification Agreement by and between Gold Leaf Distribution, LLC and 3090 S. Hwy 14, LLC, dated April 21, 2020 is incorporated herein by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.14	Line of Credit Agreement by and between Robert Clark and Gold Leaf Distribution, LLC, dated August 29, 2019 is incorporated herein by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.15	Line of Credit Agreement by and between Robert Clark and Kona Gold, LLC, dated April 4, 2019 is incorporated herein by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.16	Line of Credit Agreement by and between Matthew Nicoletti and Kona Gold, LLC, dated May 5, 2018 is incorporated herein by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.17	Standard Promissory Note issued by Gold Leaf Distribution in favor of Robert Clark, dated February 19, 2019 is incorporated herein by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.18	Standard Promissory Note issued by Kona Gold, LLC in favor of Robert Clark, dated January 15, 2019 is incorporated herein by reference to Exhibit 10.18 of Amendment No. 1 to the Company Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.19	Employment Agreement by and between the Company and Robert Clark, dated August 12, 2015 is incorporated herein by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.20	Employment Agreement by and between the Company and Lori Radcliffe, dated October 8, 2019 is incorporated herein by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.20a	Employment Agreement Amendment by and between the Company and Lori Radcliffe, dated September 14, 2021 is incorporated herein by reference to Exhibit 10.20a of the Company’s Registration Statement on Form S-1, filed with the SEC on September 22, 2021.

10.21	Amendment to Employment Agreement by and between the Company and Robert Clark, dated December 1, 2016 is incorporated herein by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.22	Agreement by and between the Company and Ryan Dodd, dated May 1, 2019 is incorporated herein by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.23	Amendment to Employment Agreement by and between Christopher Selinger and Kona Gold Solutions, Inc., dated May 1, 2020 is incorporated herein by reference to Exhibit 10.23of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.24	Amendment to Employment Agreement by and between Christopher Selinger and the Company, dated January 1, 2019 is incorporated herein by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.25	Security Agreement by and between the Company and YAII PN, Ltd., dated May 14, 2020 is incorporated herein by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.26	Line of Credit and Security Agreement Modification Agreement by and between Kona Gold LLC and Robert Clark, dated April 1, 2020 is incorporated herein by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.27	Line of Credit and Security Agreement Modification Agreement by and between Gold Leaf Distribution LLC and Robert Clark, dated April 1, 2020 is incorporated herein by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.28	Terms of Oral Agreement between the Company and Robert Clark is incorporated herein by reference to Exhibit 10.28 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.29	Waiver Agreement by and between the Company and YAII PN, Ltd., dated October 14, 2020, is incorporated herein by reference to Exhibit 10.29 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.30	Paycheck Protection Promissory Note issued in favor of Wells Fargo Bank, N.A. dated May 4, 2020, is incorporated herein by reference to Exhibit 10.30 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.31	Paycheck Protection Promissory Note issued in favor of Wells Fargo Bank, N.A. dated May 4, 2020, is incorporated herein by reference to Exhibit 10.31 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.32	Securities Purchase Agreement by and between the Company and YAII PN, Ltd., dated November 30, 2020, is incorporated herein by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on December 14, 2020.

10.33	Form of Securities Purchase Agreement between the registrant and YAII PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.28 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.34	Form of Registration Rights Agreement by and between the registrant and YAII PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.29 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.35	Form of Amended and Restated Security Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.30 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.36	Form of Intellectual Property Security Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.31 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.37	Form of Amended and Restated Global Guaranty Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.32 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.38	Form of Securities Purchase Agreement between the registrant and YAII PN, Ltd., for a transaction that closed and funded on August 23, 2021 is incorporated herein by reference to Exhibit 10.38 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

10.39	Form of Registration Rights Agreement by and between the registrant and YAII PN, Ltd., for a transaction that closed and funded on August 23, 2021 is incorporated herein by reference to Exhibit 10.39 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

10.40	Form of Second Amended and Restated Security Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed and funded on August 23, 2021 is incorporated herein by reference to Exhibit 10.40 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

10.41	Form of Intellectual Property Security Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed and funded on August 23, 2021 is incorporated herein by reference to Exhibit 10.41 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

10.42	Form of Second Amended and Restated Global Guaranty Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed and funded on August 23, 2021 is incorporated herein by reference to Exhibit 10.42 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

10.43	Agreement of Lease by and between Gold Leaf Distribution, LLC and RFMD-SC, LLC, dated August 30, 2021 is incorporated herein by reference to Exhibit 10.43 of the Company’s Registration Statement on Form S-1, filed with the SEC on September 22, 2021.

21.1	List of subsidiaries of the registrant is incorporated herein by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2021.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KONA GOLD BEVERAGE, INC.

April 13, 2022	By:	/s/ Robert Clark
Robert Clark Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert Clark	Dated: April 13, 2022
Robert Clark President, Chief Executive Officer, Secretary and Chairman and Director

/s/ Lori Radcliffe	Dated: April 13, 2022
Lori Radcliffe Chief Financial Officer

/s/ Matthew Crystal	Dated: April 13, 2022
Matthew Crystal Director

/s/ William Jeffrey Outlaw	Dated: April 13, 2022
William Jeffrey Outlaw Director

