Form 10-Q
period 2022-03-31
KONA GOLD BEVERAGE, INC.
filed 2022-05-13
CIK 1802546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of May 11, 2022 was 1,573,544,060.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KONA GOLD BEVERAGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$296,792	$703,825
Accounts receivable, net of allowance for doubtful accounts of $3,560 and $11,926, respectively	94,129	15,993
Inventory, net of reserve for obsolescence of $150,000 and $150,000, respectively	1,129,292	574,811
Prepaids	11,365	278,707
Other current assets	28,809	30,373
Total current assets	1,560,387	1,603,709

NON-CURRENT ASSETS
Property, plant and equipment, net	345,424	348,037
Right-of-use asset, net	917,745	966,955
Intangible property, net	73,516	75,955
Deposits	15,125	15,125
Total assets	$2,912,197	$3,009,781

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,072,181	$541,123
Accrued compensation	279,583	329,583
Loans payable, net of discount of $132,781 and $0, respectively, current	167,412	7,974
Notes payable - related parties, current	177,500	6,000
Acquisition obligations, current	56,776	60,000
Lease liabilities, current	221,344	213,837
Convertible debt, net of discount of $1,057,437 and $2,150,067, respectively	652,563	849,933
Derivative liability	1,875,000	2,121,000
Total current liabilities	4,502,359	4,129,450

NON-CURRENT LIABILITIES
Notes payable - related parties, net of current	1,352,651	1,525,651
Loan payable, net of current	23,344	25,338
Acquisition obligations, net of current	615,317	615,317
Lease liabilities, net of current	780,532	838,883
Total liabilities	7,274,203	7,134,639

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred Stock, $.00001 par value, 5,700,250 shares authorized, 988,000 and 988,000 issued and outstanding, respectively	10	10

Common Stock, $.00001 par value, 2,500,000,000 authorized, 1,482,788,393 and 1,004,709,546, issued and outstanding, respectively	14,828	10,047
Common stock issuable (170,000,000 and 170,000,000 shares)	1,386,497	1,386,497
Additional paid-in capital	14,098,394	10,778,761
Accumulated deficit	(19,861,735)	(16,300,173)
Total stockholders’ deficit	(4,362,006)	(4,124,858)
Total liabilities and stockholders’ deficit	$2,912,197	$3,009,781

See notes to condensed consolidated financial statements

KONA GOLD BEVERAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
	(Unaudited)	(Unaudited)
REVENUES, NET	$995,131	$462,408
COST OF REVENUES	849,876	313,920
Gross profit	145,255	148,488

OPERATING EXPENSES
Selling, general and administrative expenses	939,336	568,980
LOSS FROM OPERATIONS	(794,081)	(420,492)
OTHER INCOME / (EXPENSES)
Interest expense	(430,895)	(37,339)
Financing costs	-	(1,093,571)
Change in the fair value of derivative liability	(1,793,000)	(265,866)
Loss on extinguishment of debt	(546,810)	-
Other income (expense)	3,224	(2,275)
NET LOSS	$(3,561,562)	$(1,819,543)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic and diluted	1,162,096,383	814,735,237

See notes to condensed consolidated financial statements

KONA GOLD BEVERAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Common Stock		Preferred Stock		Common Shares		Additional		Total
	$.00001 Par		$.00001 Par		Issuable		Paid-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance December 31, 2021	1,004,709,546	$10,047	988,000	$10	170,000,000	$1,386,497	$10,778,761	$(16,300,173)	$(4,124,858)
Common stock issued for conversion of convertible debt and accrued interest	453,078,847	4,531					3,184,883		3,189,414

Common stock issued with note payable received as debt discount	25,000,000	250					134,750		135,000

Net loss								(3,561,562)	(3,561,562)
Balance March 31, 2022 (Unaudited)	1,482,788,393	$14,828	988,000	$10	170,000,000	$1,386,497	$14,098,394	$(19,861,735)	$(4,362,006)

	Common Stock		Preferred Stock		Common Shares		Additional		Total
	$.00001 Par		$.00001 Par		Issuable		Paid-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance December 31, 2020	786,308,041	$7,863	988,140	$10	170,000,000	$1,386,497	$5,028,012	$(9,280,036)	$(2,857,654)
Common stock issued for conversion of convertible debt and accrued interest	30,418,798	304					613,505		613,809

Common stock issued for acquisition	9,000,000	90					270,810		270,900

Warrants related to convertible notes							1,052,571		1,052,571

Net loss								(1,819,543)	(1,819,543)
Balance March 31, 2021 (Unaudited)	825,726,839	$8,257	988,140	$10	170,000,000	$1,386,497	$6,964,898	$(11,099,579)	$(2,739,917)

See notes to condensed consolidated financial statements

KONA GOLD BEVERAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
CASH USED IN OPERATING ACTIVITIES:
Net loss	$(3,561,562)	$(1,819,543)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	23,744	9,907
Right-of-use asset	49,210	37,023
Amortization of debt discount	367,845	-
Amortization of intangible assets	2,439	-
Change in allowance for doubtful accounts	(8,366)	-
Loss on extinguishment of debt	546,810	-
Loss on change in the fair value of derivative liabilities	1,793,000	-
Interest expense related to warrants on convertible debt	-	1,052,571
Common stock issued for acquisition	-	270,900
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(69,770)	(122,184)
Decrease (increase) in inventory	(554,481)	(201,148)
Decrease (increase) in prepaids	267,342	-
Decrease (increase) in other current assets	1,564	(1,946)
Increase (decrease) in accounts payable and accrued expenses	571,666	59,730
Increase (decrease) in accrued compensation	(50,000)	61,458
Increase (decrease) in derivative liability	-	265,866
Increase (decrease) in lease liability	(48,945)	(37,023)
Net cash used in operating activities	(669,504)	(424,389)

CASH USED IN INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(21,131)	(20,265)
Changes in goodwill		(1,275,938)
Changes in intellectual property	-	(9,953)
Net cash used in investing activities	(21,131)	(1,306,156)

CASH PROVIDED BY FINANCING ACTIVITIES:
Changes in line of credit - related party	(1,500)	(3,000)
Changes in acquisition obligations	(3,224)	642,284
Principal repayments of finance lease obligation	(1,899)	-
Proceeds from note payable	292,219	-
Payments of note payable	(1,994)	-
Proceeds from convertible debentures payable, net of expenses	-	913,809
Proceeds from PPP notes payable	-	117,487
Net cash provided by financing activities	283,602	1,670,578
Net cash increase for period	(407,033)	(59,967)
Cash at beginning of period	703,825	113,168
Cash at end of period	$296,792	$53,201

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$130	$17,205

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued as debt discount on note payable	$135,000	-
Common shares issued on conversion of debentures and accrued interest	$3,189,414	$-

See notes to condensed consolidated financial statements

KONA GOLD BEVERAGE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2022 and 2021

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND LIQUIDITY

The accompanying interim condensed consolidated financial statements of Kona Gold Beverages, Inc. (the “Company”, “we”, “us”, or “our”), are unaudited, but in the opinion of management contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position at March 31, 2022, and the results of operations and cash flows for the three months ended March 31, 2022, and 2021. The balance sheet as of December 31, 2021, is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. We believe that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission on April 13, 2022.

The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2022.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the three months ended March 31, 2022, the Company recorded a net loss of $3,561,562 and used cash in operations of $669,504 and had a stockholders’ deficit of $4,362,006 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2021, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At March 31, 2022, the Company had cash on hand in the amount of $296,792. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

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

Sales are made to customers under terms allowing certain limited rights of return. The Company records an allowance and return for each quarter for 3% of total sales. The Company recorded sales return, and allowance for the three months ending March 31, 2022 and 2021 of approximately $35,100 and $23,413, respectively, which is included in the revenues, net of sales returns and allowances in the accompanying Condensed Consolidated Statements of Loss.

The following table presents our net revenues, by revenue source, and the period-over-period percentage change, for the period presented:

	Three Months Ended March 31,
	2022	2021
Revenue Source	Revenue	Revenue	% Change
Distributors	$189,952	$243,788	(22)%
Amazon and Walmart Marketplace	35,524	38,502	(8)%
Online Sales	10,971	18,204	(40)%
Retail	791,402	180,217	339%
Shipping	2,382	5,110	(53)%
Sales Returns and Allowances	(35,100)	(23,413)	50%
Net Revenues	$995,131	$462,408	115%

The following table presents our net revenues by product lines for the period presented:

	Three Months Ended March 31,
	2022	2021
Product Line	Revenue	Revenue	% Change
Hemp Energy Drinks	$62,892	$104,681	(40)%
CBD Energy Waters	14,472	20,080	(28)%
Lemonade Drinks	159,018	175,502	(9)%
Apparel	65	231	(72)%
Retail	791,402	180,217	339%
Shipping	2,382	5,110	(53)%
Sales returns and allowance	(35,100)	(23,413)	50%
Net Revenues	$995,131	$462,408	115%

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

For the period ended March 31, 2022 and 2021, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	March 31, 2022	March 31, 2021
Warrants	170,000,000	70,000,000
Common stock equivalent of Series B Convertible Preferred Stock	488,000	488,000
Common stock equivalent of Series C Convertible Preferred Stock	-	140
Common stock equivalent of Series D Convertible Preferred Stock	500,000,000	500,000,000
Common stock issuable	170,000,000	170,000,000
Common stock on convertible debentures and accrued interest	856,123,077	124,045,217
Total	1,695,611,077	964,533,357

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expense. Advertising costs aggregated $52,419 and $10,300 for the three months ended March 31, 2022 and 2021, respectively.

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

Gross sales. During the three months ended March 31, 2022, the Company reported no customers that accounted for more than 10% of gross sales. During the three months ended March 31, 2021, the Company reported one customer represented 12% of the Company’s gross sales.

Accounts receivable. As of March 31, 2022, the Company had no customers that accounted for 10% or more of its gross accounts receivable. As of December 31, 2021, the Company had accounts receivable from two customers that comprised 60% of its gross accounts receivable.

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

Purchases from vendors. During the period ended March 31, 2022, the Company’s largest three vendors accounted for approximately 27%, 12%, and 10% of all purchases, respectively. During the period ended March 31, 2021, the Company’s largest four vendors accounted for approximately 29%, 16%, 11%, and 10% of all purchases, respectively.

Accounts payable. As of March 31, 2022, one vendor accounted for 14% of the total accounts payable. As of December 31, 2021, four vendors accounted for more than 10% the total accounts payable. The Company’s largest four vendors accounted for 20%, 14%, 12%, and 11% of the total accounts payable, respectively.

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

Segments

The Company operates in one segment for the manufacture and distribution of our products. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in economic characteristics, nature of products and services, and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying financial statements.

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

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).” ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. The diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. For contracts in an entity’s own equity, the type of contracts primarily affected by this update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. This update simplifies the related settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective January 1, 2024, for the Company and the provisions of this update can be adopted using either the modified retrospective method or a fully retrospective method. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. Effective January 1, 2021, the Company adopted ASU 2020-06 and that adoption did not have an impact on our financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 – INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value, and net of reserves is comprised of the following:

	March 31, 2022	December 31, 2021
Raw materials	$451,318	$70,592
Finished goods, net	677,974	504,219
Total	$1,129,292	$574,811

At March 31, 2022 and December 31, 2021, inventory presented above is net of a reserve for slow moving and potentially obsolete inventory of $150,000 and $150,000, respectively.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property and equipment is comprised of the following:

	March 31, 2022	December 31, 2021
Furniture and Fixtures	$77,154	$75,070
Computers and Software	29,698	29,196
Machinery & Equipment	116,344	108,799
Vehicles	250,093	239,093
Total cost	473,289	452,158
Accumulated depreciation	(127,865)	(104,121)
Property, plant and equipment, net	$345,424	$348,037

Depreciation for the three months ended March 31, 2022 and 2021, was $23,744 and $9,907, respectively, and is included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Loss.

NOTE 5 – ACQUISITION OF S AND S BEVERAGE, INC.

On January 21, 2021, the Company entered into an Agreement and Plan of Merger with S and S and its shareholders and acquired all of the capital stock of S and S. In consideration thereof, the Company issued to them an aggregate of nine million restricted shares of Kona Gold Beverage, Inc.’s common stock (the “Acquisition Stock”). The Company did not grant them any registration rights in respect of the shares of Acquisition Stock. The Company also agreed to pay an aggregate of $1,050,000 (the “Aggregate Acquisition Payments”), the majority of which is allocated to certain creditors of S and S (including one of the S and S’s legacy shareholders) and approximately $89,249 was allocated and paid to the five S and S legacy shareholders on a pro rata basis. The Company paid approximately $400,000 of the Aggregate Acquisition Payments at the closing of the transaction. The remaining Aggregate Acquisition Payments, including the Remaining Acquisition Payments, are scheduled to be paid in monthly installments, in arrears on the tenth calendar day of each month, commencing on March 10, 2021, at a rate equivalent to $2.00 per case of Lemin Superior Lemonade (the product line of S and S that we have now branded as Ooh La Lemin) that we sell until the Aggregate Acquisition Payments have been paid in full. The acquisition obligation balance was $675,317 at December 31, 2021. During the three months ended March 31, 2022, the Company paid $3,224 of the remaining Aggregate Acquisition Payments, leaving an acquisition obligation balance of $672,093 at March 31, 2022, of which $56,776 is expected to be currently due.

The following unaudited pro forma statements of operations present the Company’s pro forma results of operations after giving effect to the purchase of S and S based on the historical financial statements of the Company and S and S. The unaudited pro forma statements of operations for the three months ended March 31, 2022 and 2021 give effect to the transaction as if it had occurred on January 1, 2021.

Proforma information for the period ended March 31, 2021 has been omitted as the operations of S&S prior to the acquisition were de minimis. During the period ended March 31, 2022, revenue of $159,018, loss from operations of $86,665, and $83,441 of net loss was attributable to S and S.

NOTE 6 – INTANGIBLE ASSETS

Intangible asset consisted of the following:

	March 31, 2022	December 31, 2021

Trademarks	$85,340	$85,340
Website development	12,200	12,200
Accumulated amortization	(24,024)	(21,585)
Total Intangible Assets, net of amortization	$73,516	$75,955

During the three months ended March 31, 2022 and 2021, the Company recorded amortization expense of $2,439 and $2,247, respectively. The following table summarizes the amortization expense to be recorded in future periods for intangible assets that are subject to amortization:

Year Ending	Amortization
2022 (remaining)	$7,315
2023	9,754
2024	9,754
2025	9,754
2026	9,754
Thereafter	27,185
Total	$73,516

NOTE 7 – NOTES PAYABLE – RELATED PARTIES

Notes payable with related parties consists of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

Note payable – related party (a)	$1,352,651	$1,352,651
Note payable – related party (b)	125,500	125,500
Note payable – related party (c)	52,000	53,500
Total notes payable – related parties	1,530,151	1,531,651
Notes payable – related parties, current portion	(177,500)	(6,000)
Notes payable – related parties, net of current portion	$1,352,651	$1,525,651

(a)	On April 4, 2019, the Company entered into a Line of Credit Agreement with Robert Clark. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $1,500,000. Advances under this line of credit bear interest at the rate of 3.75 percent per annum. The line of credit matures on April 4, 2023, at which time all outstanding principal amounts and accrued interest are due and payable. At March 31, 2022 and December 31, 2021, outstanding principal was $1,352,651 and $1,369,651, respectively.

(b)	On August 29, 2019, the Company entered into a Line of Credit Agreement with Robert Clark. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $200,000. Advances under this line of credit bear interest at the rate of 3.75 percent per annum. The line of credit matures on August 29, 2022, at which time all outstanding principal amounts and accrued interest are due and payable. At March 31, 2022 and December 31, 2021, outstanding principal was $125,500 and $125,500, respectively.

(c)	On February 19, 2019, the Company issued a Standard Promissory Note in Favor of Robert Clark, as lender, in the original principal amount of $70,000. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The note bears no interest. Principal payments of $500 per month commenced in March 2019, with final payment due in March 2021. On March 15, 2022, the Company issued an Amendment to the original issued Standard Promissory Note in Favor of Robert Clark for the remaining outstanding principal of $58,000. Principal payment of $500 per month, with final payment due in March 2023. The outstanding principal balance of this note at December 31, 2021 was $53,500. During the three months ended March 31, 2022, the Company made principal payments of $1,500, leaving an outstanding principal balance of $52,000 at March 31, 2022, of which $4,500 was recorded as the current portion of note payable on the accompanying Condensed Consolidated Balance Sheet at March 31, 2022.

At December 31, 2021, accrued interest on notes payable to related parties was $95,873. During the three months ended March 31, 2022, the Company added $12,457 of additional accrued interest, leaving an accrued interest balance on the notes payable to related parties of $108,330 at March 31, 2022. Accrued interest in included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

NOTE 8 – NOTES PAYABLE

Notes payable consists of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

Note payable (a)	$31,318	$33,312
Note payable (b)	42,219	-
Note payable (c)	250,000	-
Less debt discount (c)	(132,781)	-
Total notes payable, net	190,756	33,312
Notes payable, current portion	(167,412)	(7,974)
Notes payable, net of current portion	$23,344	$25,338

(a)	On August 21, 2021, the Company financed the purchase of a vehicle for $34,763, after making a down payment of $20,000. The loan term is for 60 months, annual interest rate of 5.44%, with monthly principal and interest payments of $665, and secured by the purchased vehicle. At December 31, 2021, the loan balance was $33,312. During the three months ended March 31, 2022, the Company made principal payments of $1,553, leaving a loan balance of $31,759 at March 31, 2022, of which $7,974 was recorded as the current portion of loan payable on the accompanying Condensed Consolidated Balance Sheet.

(b)	In April 2021, the Company entered into a Line of Credit Agreement with Wells Fargo Bank. The Line of Credit is personally guaranteed by Robert Clark, the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $ 42,000. Advances under this line of credit bear interest at the rate of 11.50 percent per annum. The line of credit matures in 2023, at which time all outstanding principal amounts and accrued interest are due and payable. At March 31, 2022 the outstanding principal was $ 42,219.

(c)	On March 25, 2022, the Company entered into a secured debenture with an otherwise unaffiliated individual in the principal amount of $250,000. The secured note payable matures on March 24, 2023, and bears interest at the rate of 0.97 percent per annum. The secured debenture is secured by nine (9) identified motor vehicles of the Company. In connection with the issuance of the debenture, the Company issued to the lender 25 million shares of the Company’s common stock at a price of $0.004 per share. The Company determined the fair value of the 25 million shares was $135,000, which was recorded as a debt discount against the secured debenture. As of March 31, 2022, the outstanding balance of the secured debentures amounted to $250,000 and the unamortized debt discount was $132,781.

At December 31, 2021, there was no accrued interest on the notes payable. During the three months ended March 31, 2022, the Company added $47 of additional accrued interest, leaving an accrued interest balance on the notes payable of $47 at March 31, 2022. Accrued interest in included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

NOTE 9 – SECURED CONVERTIBLE DEBENTURES

Secured debentures that are payable to an otherwise unaffiliated third party consists of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

YA II PN, Ltd.	$1,710,000	$3,000,000
Less debt discount	(1,057,437)	(2,150,067)
Secured debentures, net	$652,563	$849,933

During the year ended December 31, 2021, the Company issued secured debentures to an otherwise unaffiliated third-party investor (the “Selling Stockholder”) in the aggregate of $4,500,000. The debentures are secured by all tangible and intangible assets of the Company and are also convertible into shares of our common stock at a conversion price of $0.03 per share or a per share amount equivalent to the weighted average (among the principal of the debentures) of 76.7% of the lowest VWAP of the Company’s common stock during the 15 trading days immediately preceding the conversion date, whichever is lower. As the ultimate determination of shares to be issued upon conversion of these debentures can exceed the current number of available authorized shares, we determined that the conversion features of these convertible debentures are not considered indexed to our Company’s own capital stock and characterized the fair value of the conversion features as derivative liability. In connection with the issuances of the debentures, the Company granted to the Selling Stockholder warrants to purchase up to 150 million shares of the Company’s common stock. The warrants are exercisable at $0.03 per share. Fifty million of the warrants will expire on February 10, 2024 and 100,000,0000 of the warrants will expire on August 20, 2024. As a result of these issuances and grants, we incurred the following (a) derivative liability of $3,982,000 related to the conversion feature of the debentures; (b) relative fair value of the warrants granted of $1,581,000; and (c) and original issue discounts of $195,000 of the debentures for a total of $5,758,000, of which, $4,423,000 was accounted as debt discount and the remaining $1,335,000 as financing costs. The debt discount is being amortized to interest expense over the term of the corresponding debentures. As of December 31, 2021, the unamortized debt discount was $2,150,067.

During the three months ended March 31, 2022, the Selling Stockholder converted principal of $1,290,000 and accrued interest of $40,608, or a total $1,330,608, into 453,078,847 shares of common stock with a fair value of $3,189,414. The Company followed the general extinguishment model to record the conversions and settlement of the debt. The debt and accrued interest totaled $1,330,608, the related unamortized debt discount totaled $649,004, and the shares issued were measured at their respective fair value upon conversion which amounted to $3,189,414. In addition, the bifurcated conversion option derivatives, after a final mark-up to $2,039,000, were also removed. As a result, the Company recorded a loss on extinguishment of debt of $546,810.

As of December 31, 2021, the outstanding balance of the secured debentures amounted to $3,000,000, with an unamortized debt discount of $2,150,067, or a net balance of $849,933. As of March 31, 2022, the outstanding balance of the secured debentures amounted to $1,710,000, with an unamortized debt discount of $1,057,437, or a net balance of $652,563. During the three months ended March 31, 2022, the Company amortized debt discount of $367,845 to interest expense.

As of March 31, 2022, 856,123,077 shares of common stock were potentially issuable under the conversion terms of the two partially converted outstanding debentures.

At December 31, 2021, accrued interest on the convertible notes payable was $54,110. During the three months ended March 31, 2022, the Company added $50,418 of additional accrued interest, and converted $40,608 of accrued interest into common stock, leaving an accrued interest balance on the convertible notes payable of $73,920 at March 31, 2022. Accrued interest in included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

NOTE 10 – DERIVATIVE LIABILITY

The FASB has issued authoritative guidance whereby instruments which do not have fixed settlement provisions are deemed to be derivative instruments. During fiscal year 2021, the Company issued convertible debentures, which, if converted into common stock, can potentially exceed the current number of available authorized shares of the Company (see Note 11). Since the number of shares is not explicitly limited, the Company is unable to conclude that enough authorized and unissued shares are available to settle the conversion option. In accordance with the FASB authoritative guidance, the conversion features have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

As of March 31, 2022 and December 31, 2021, the derivative liabilities were valued using the Binomial pricing model and/or Black Scholes pricing model with the following assumptions:

	At March 31, 2022	Activity During 2022	At December 31, 2021

Stock Price	$0.0076	$.0068	$0.0052
Exercise Price	$0.0041	$.0028	$0.0039
Expected Life (Years)	0.49	0.62	0.74
Volatility	129%	129%	95%
Dividend Yield	0%	0%	0%
Risk-Free Interest Rate	1.63%	0.13%	0.39%

Fair value:
Conversion feature	$1,875,000	$2,039,000	$2,121,000

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

The derivative liability balance was $2,121,000 at December 31, 2021. During the three months ended March 31, 2022, the derivative liability balance was increased by $1,793,000, representing the change in the fair value of the derivative liability from the respective prior period recorded as a component of other expenses, and a reduction of $2,039,000 recorded as a component of the loss on extinguishment of debt included in other expenses in the accompanying consolidated statements of operations, leaving a derivative liability balance of $1,875,000 at March 31, 2022.

NOTE 11 – LEASE LIABILITIES

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

The Company leases a 10,000 square foot distribution hub in Conway, South Carolina. The lease is for a 62-month term that commenced in October 2021 and expires in November 2026. The Company’s monthly rent is approximately $7,261 plus applicable monthly CAM fees (Common Area Maintenance). The monthly base rent increases annually by 1.5 percent.

Finance Leases

On March 17, 2020, the Company entered into a lease agreement for equipment. The finance lease is for a 62-month term that commenced in April 2020 and expires in March 2025. The agreement includes monthly payments of $676.

During the three months ended March 31, 2022 and 2021, lease costs totaled $49,211 and $37,023, respectively.

Our ROU asset balance was $966,955 as of December 31, 2021. During the three months ended March 31, 2022, the Company recorded reduction of ROU assets of $49,211 related to its leases, resulting in an ROU asset balance of $917,745 as of March 31, 2022.

As of December 31, 2021, lease liabilities totaled $1,052,720, comprised of finance lease liabilities of $25,481 and operating lease liabilities of $1,027,239. During the three months ended March 31, 2022, the Company made payments of $1,899 against its finance lease liability and $48,944 against its operating lease liability. As of March 31, 2022, lease liabilities totaled $1,001,875, comprised of finance lease liabilities of $23,581 and operating lease liabilities of $978,294. At March 31, 2022, the current portion of lease liabilities was $221,344, leaving a long-term lease liabilities balance of $780,532.

As of March 31, 2022, the weighted average remaining lease terms for operating lease and finance lease are 4.26 years and 3.0 years, respectively. As of December 31, 2021, the weighted average discount rate for operating lease is 10.00% and 2.09% for finance lease.

Future minimum lease payments under the leases are as follows:

Years Ending December 31,	Amount
2022 (remaining)	$221,344
2023	282,347
2024	262,715
2025	261,083
2026 and thereafter	208,432
Total payments	1,235,921
Less: Amount representing interest	(234,045)
Present value of net minimum lease payments	1,001,876
Less: Current portion	(221,344)
Non-current portion	$780,532

NOTE 12 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s issued and outstanding preferred stock, par value $0.00001 per share, at March 31, 2022 and December 31, 2021 was 988,000 and 988,000, respectively. The Board, without further stockholder approval, may issue preferred stock in one or more series from time to time and fix or alter the designations, relative rights, priorities, preferences, qualifications, limitations and restrictions of the shares of each series.

Series A Preferred Stock

The Company had authorized 4,000,000 shares of Series A Preferred Stock, par value of $0.00001 per share (the “Series A Preferred Stock”), of which no shares were issued or outstanding at March 31, 2022 and December 31, 2021, respectively. Each share of Series A Preferred Stock, when outstanding, could have been converted into one share of Common Stock.

Series B Preferred Stock

The Company had authorized 1,200,000 shares of Series B Preferred Stock, par value of $0.00001 per share (the “Series B Preferred Stock”), of which 488,000 were issued and outstanding at March 31, 2022 and December 31, 2021, respectively. Each share of Series B Preferred Stock may be converted into one share of Common Stock.

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

The Company has authorized 250 shares, of Series C Preferred Stock of which 140 shares were issued and outstanding December 31, 2020. In July 2021 each share of the Series C Preferred Stock automatically converted into one share of Common Stock on the one-year anniversary of the issuance date. At March 31, 2022 and December 31, 2021, no shares of Series C Preferred Stock were issued and outstanding.

Series D Preferred Stock

The Company had authorized 500,000 shares of Series D Preferred Stock, par value of $0.00001 per share (the “Series D Preferred Stock”), of which 500,000 shares were issued and outstanding at March 31, 2022 and December 31, 2021, respectively. Each share of the Series D Preferred Stock may be converted into 1,000 shares of Common Stock.

Common Stock

The Company has authorized 2,500,000,000 shares of the Common Stock, respectively, of which 1,482,788,393 shares were issued and outstanding at March 31, 2022, and 1,004,709,546 were issued and outstanding at December 31, 2021.

Equity Transactions

During the three months ended March 31, 2022, the Company issued an aggregate of 453,078,847 shares of Common Stock with a fair value of $3,189,414 upon the conversion of $1,290,000 of principal, and $40,608 of accrued interest on its secured convertible debentures, at an average price of $0.0030 (see Note 9).

During the three months ended March 31, 2022, and in connection with the issuance of the debenture, the Company issued to the lender 25,000,000 shares of the Company’s common stock at a price of $0.004 per share (see Note 8). The fair value of the 25,000,000 shares issued was $135,000 and recorded as a debt discount in the accompanying condensed consolidated balance sheet.

During the three months ended March 31, 2021, the Company issued an aggregate of 30,418,798 shares of Common Stock with a fair value of $613,908 upon the conversion of $2,400,000 of principal, and $82,302 of accrued interest on its secured convertible debentures, at an average price of $0.0201 (see Note 9).

During the three months ended March 31, 2021, the Company issued 9,000,000 shares of its Common Stock with a fair value of $270,900 for the acquisition of S and S Beverage, Inc. (See Note 5).

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

The 120,000,000 shares of the Common Stock were issued to Mr. Clark, as follows: (i) on October 28, 2015, the Company issued 30,000,000 of such shares; (ii) on March 2, 2016, the Company issued 40,000,000 of such, and (iii) on Mary 16, 2016, the Company issued 50,000,000 of such shares. On April 19, 2018, (i) 40,000,000 shares were cancelled and returned to the Company, and on July 31, 2019, (ii) an additional 50,000,000 shares were cancelled and returned to the Company. Accordingly, as of December 31, 2019, the Company owed to Mr. Clark an aggregate of 170,000,000 shares to be reissued to him upon his request pursuant to the terms of the oral agreement with him which were valued at $1,386,497 based on their fair value at the date of grant. The common shares issuable balance at March 31, 2022 and December 31, 2021 were $1,386,497.

Summary of Warrants

A summary of warrants for the three months ended March 31, 2022, is as follows:

		Weighted
	Number	Average
	of	Exercise
	Warrants	Price
Balance outstanding, December 31, 2021	170,000,000	$0.03
Warrants granted	-	-
Warrants exercised	-	-
Warrants expired or forfeited	-	-
Balance outstanding, March 31, 2022	170,000,000	$0.03
Balance exercisable, March 31, 2022	170,000,000	$0.03

Information relating to outstanding warrants at March 31, 2022, summarized by exercise price, is as follows:

	Outstanding			Exercisable
Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.03	150,000,000	2.22	$0.03	150,000,000	$0.03
$0.05	20,000,000	1.12	$0.05	20,000,000	$0.05
	170,000,000	2.09	$0.03	170,000,000	$0.03

Based on the fair market value of $0.0076 per share on March 31, 2022, there was no intrinsic value attributed to both the outstanding and exercisable warrants at March 31, 2022.

NOTE 13 – SUBSEQUENT EVENTS

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

Subsequent to March 31, 2022, the Company issued an aggregate of 89,755,667 shares of Common Stock upon the conversion of $510,000 of principal, and $875 of accrued interest on its secured convertible debentures, at an average price of $0.0061 (see Note 9).

Pursuant to a Securities Purchase Agreement dated May 2, 2022 (the “SPA”), the Company completed a private placement with an investor (the “Investor”) of a Secured Convertible Debenture (the “Debenture”) with an initial principal balance of $500,000 and the grant of a common stock purchase Warrant (the “Warrant”) that is exercisable for the purchase of up to an aggregate of 8,333,333 million shares (the “Warrant Shares”) of Common Stock. In addition, to secure the Company’s obligations to the holder of the Debenture, we also entered into (i) a Security Agreement, (ii) an Intellectual Property Security Agreement, and (iii) a Global Guaranty (collectively, the “Security and Guaranty Agreements”) with and in favor of the Investor. The Company’s subsidiaries are also parties to the Security and Guaranty Agreements.

The transactions contemplated by the SPA were consummated on May 5, 2022. Upon the funding, the Company sold and issued the Debenture and granted the Warrant. Pursuant to the SPA, the purchase price for the Debenture was $500,000, less $25,000 in fees, which consisted of a 4% “original issue discount” of $20,000 and due diligence and structuring fees of $5,000.

The Debenture is due 12 months from its issuance date and is secured by all of the Company’s assets and the assets of each of its subsidiaries pursuant to the Security and Guaranty Agreements. Initially, the Debenture is convertible into shares of Common Stock (the “Conversion Shares”) at the lower of (i) the fixed conversion price, which is $0.03 per share, subject to adjustment (the “Fixed Conversion Price”), or (ii) 80% of the lowest daily volume weighted average price (“VWAP”) of Common Stock during the 10 trading days immediately preceding the conversion date, subject to adjustment (the “Market Conversion Price”). The Debenture contains an adjustment provision that, subject to certain exceptions, reduces the conversion price if we issue shares of Common Stock or common stock equivalents at a price lower than the then-current conversion price of the Debenture. Any stock splits, reverse stock splits, recapitalizations, mergers, combinations and asset sales, stock dividends, and similar events will result in an equitable adjustment of the conversion price of the Debenture. The Debenture is subject to a “conversion blocker” such that the Investor cannot convert any portion of the Debenture that would result in the Investor and its affiliates holding more than 4.99% of the then-issued and outstanding shares of Common Stock following such conversion (excluding, for purposes of such determination, shares of Common Stock issuable upon conversion of the Debenture or exercise of the Warrant that had not then been converted or exercised, respectively). The Debenture accrues interest at an annual rate equal to 6% and is due and payable on its maturity date (or sooner if the Investor converts the Debenture or otherwise accelerates the maturity date, as provided for in the Debenture). Interest is payable either in cash or, if certain Equity Conditions (as defined in the Debenture) are then satisfied, in shares of the Common Stock at the Market Conversion Price on the trading day immediately prior to the date paid.

At the Company’s option, it has the right to redeem, in part or in whole, the outstanding principal and interest under the Debenture prior to its maturity date; provided, that, as of the date of the holder’s receipt of the redemption notice, (i) the VWAP of the Common Stock is less than the Fixed Conversion Price and (ii) there is no Equity Conditions failure. We must pay an amount equal to the principal amount being redeemed plus outstanding and accrued interest thereon, as well as a redemption premium equal to 15% of the outstanding principal amount being redeemed (the “Redemption Premium”). We must provide to the then-holder of the Debenture 10 business days’ advance notice of the Company’s intent to make a redemption, setting forth the amount of principal and interest that we desire to redeem plus the applicable Redemption Premium.

The Company also granted the Warrant to purchase up to an aggregate of the 8,333,333 Warrant Shares. The Warrant has a three-year term and is immediately exercisable at an exercise price of $0.03 per share, subject to adjustment and is exercisable by the then-holder on a “cashless” basis.

The Warrant contains an adjustment provision that, subject to certain exceptions, reduces the exercise price if we issue shares of Common Stock or common stock equivalents at a price lower than the then-current exercise price of the Warrant. Any stock splits, reverse stock splits, recapitalizations, mergers, combinations and asset sales, stock dividends, and similar events will result in an equitable adjustment of the exercise price of the Warrant. The Warrant is subject to an “exercise blocker,” such that the Investor cannot exercise any portion of the Warrant that would result in the Investor and its affiliates holding more than 4.99% of the then-issued and outstanding shares of Common Stock following such exercise (excluding, for purposes of such determination, shares of the Common Stock issuable upon exercise of the Warrant or conversion of the Debenture that had not then been exercised or converted, respectively).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the three months ended March 31, 2022 and 2021 should be read in conjunction with the financial statements and related notes and the other financial information that are included elsewhere in this Quarterly Report. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements,” and “Description of Business” sections in this Annual Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Annual Report and other filings with the SEC, reports to our stockholders, and news releases. All statements that express expectations, estimates, forecasts, or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements.

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

Results of Operations

Overview

Our business has grown rapidly since inception in 2015, and we anticipate that our business will continue to grow significantly. In the three months ended March 31, 2022, the Company saw an increase in growth compared to the same period of the prior year period, as distribution by our current distributors and new distributors, who were, and whose clients were, affected by COVID-19 had resumed and saw fewer COVID-19 pandemic-related distribution impacts. The Company acquired S and S in early 2021, which increased our product variety, resulting in the commencement of new distribution contracts.

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

Three Months ended March 31, 2022 compared to Three Months ended March 31, 2021

Overview

As reflected in the accompanying financial statements, during the three months ended March 31, 2022, we incurred a net loss of approximately $2.7 million and used cash in operations of approximately $670 thousand, compared to a net loss of approximately $1.8 million and use of cash in operations of approximately $424 thousand for the three months ended March 31, 2021. As of March 31, 2022, we had a stockholders’ deficit of approximately $3.5 million.

The following is a more detailed discussion of our financial condition and results of operations for the period presented, along with prior periods.

Revenue

The following table presents our net revenues, by revenue source, and the period-over-period percentage change, for the period presented:

	Three Months Ended March 31,
	2022	2021
Revenue Source	Revenue	Revenue	% Change
Distributors	$189,952	$243,788	(22)%
Amazon and Walmart Marketplace	35,524	38,502	(8)%
Online Sales	10,971	18,204	(40)%
Retail	791,402	180,217	339%
Shipping	2,382	5,110	(53)%
Sales Returns and Allowances	(35,100)	(23,413)	50%
Net Revenues	$995,131	$462,408	115%

The following table presents our net revenues by product lines for the periods presented:

	Three Months Ended March 31,
	2022	2021
Product Line	Revenue	Revenue	% Change
Hemp Energy Drinks	$62,892	$104,681	(40)%
CBD Energy Waters	14,472	20,080	(28)%
Lemonade Drinks	159,018	175,502	(9)%
Apparel	65	231	(72)%
Retail	791,402	180,217	339%
Shipping	2,382	5,110	(53)%
Sales returns and allowance	(35,100)	(23,413)	50%
Net Revenues	$995,131	$462,408	115%

During the three months ended March 31, 2022, we reported net revenues of approximately $995 thousand, which is an increase of approximately $533 thousand, or approximately 115%, compared to net revenues of approximately $462 thousand for the three months ended March 31, 2021. An increase of approximately $611 thousand of our revenue is attributable to increased retail revenue, while our product sales slightly decreased in net revenue by approximately $78 thousand. We attribute the significant increase in retail revenue to attaining a larger percentage of the territory in which the Company distributes, including the addition of a third distribution hub in late fiscal 2021 and the hiring of additional employees to service this territory. We attribute the slight decrease in product sales to delays in production of the Company’s new product line, and delays in production of the Company’s existing product lines. Additionally, the Company experienced delays in the rebranding of our hemp product line and the subsequent production. We expect that our product revenue will increase in the remaining fiscal year 2022 compared to fiscal year 2021, and we do not anticipate further delays in production. Additionally, the Company anticipates signing more favorable agreements with larger, reputable tier 1 and mid-size distributors, big box stores, and grocery chains. In addition, we anticipate that our retail revenue will continue to increase as we broaden our customer base with increased distribution to additional grocery and convenience chains.

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

During the three months ended March 31, 2022, we reported cost of revenues of approximately $850 thousand, which is an increase of approximately $536 thousand, or approximately 171%, compared to approximately $314 thousand for the three months ended March 31, 2021. This increase is attributed to an increase in sales in both our products and retail distribution in 2022, compared to the prior year period. The cost of revenues increase was larger than the increase in revenues. This is primarily attributed to increased costs in obtaining our ingredients for our products, for production of our products, and for shipping our products. We expect that we will continue to see an increased cost of revenues in the remaining fiscal year 2022, primarily due to an anticipated increase in revenues. In addition, as the cost of shipping our products continues to remain elevated, we also anticipate increased costs for obtaining our ingredients for our products, increased costs for production of our products, and increased costs of shipping our products. We continue to seek alternative methods to reduce costs for production and the cost of shipping our products in fiscal year 2022.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses (“SG&A”) expenses consist primarily of professional fees, salaries and wages, advertising, rent, travel expenses, sponsorships, and general office and administrative expenses related to maintaining our facilities. Selling, general and administrative expenses increased in the three months ended March 31, 2022, to approximately $939 thousand from approximately $569 thousand, an increase of approximately $370 thousand over the same period last year. The increase was driven by increased operating expenses associated with hiring additional sales employees, advertising and marketing, travel expenses, legal and accounting fees, rent related to an additional distribution warehouse, shipping expenses, and partially offset by lower professional fees. We expect that, as we expand our business operations, SG&A expenses will continue to increase.

We expect that as we expand our business operations and continue to incur additional corporate-related expenses associated with our status as a fully registered issuer with the SEC under the Securities Exchange Act of 1934, SG&A expenses will continue to increase.

Other Income and Expenses

Other expense for the three months ended March 31, 2022 was approximately $2.3 million, as compared to other expense of approximately $1.4 million for the three months ended March 31, 2021. The change was attributable to the increase in interest expense of approximately $394 thousand related to increased debt levels and debt amortization, the increase in the change in the fair value of derivative liabilities of approximately $1.8 million, a loss on debt extinguishment of approximately $547 thousand, which did not occur in the prior year period, and the recording of financing costs of approximately $1.1 million in the prior year period, which did not occur in the current year period.

Net Loss

We incurred a net loss of approximately $3.6 million for the three months ended March 31, 2022, an increase of approximately $1.8 million compared to the prior year period in which we incurred a net loss of approximately $1.8 million. This net loss is primarily due to increased SG&A expenses and the increase in other expenses, as discussed above.

Liquidity and Capital Resources

Going Concern

We have incurred operating losses since inception and have negative cash flow from operations since inception. As of March 31, 2022, we had a stockholders’ deficit of approximately $4.3 million and we incurred a net loss of approximately $3.6 million during the three months ended March 31, 2022. We also utilized cash in operations of approximately $670 thousand during the three months ended March 31, 2022. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flow from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations.

Our consolidated financial statements have been prepared on a going concern basis, which implies we may not continue to meet our obligations and continue our operations for the next fiscal year. The continuation of our Company as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until we begin generating positive cash flow. Refer to auditors going concern.

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

Notes Payable with Related Parties

Notes payable with related parties consists of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

Note payable – related party (a)	$1,352,651	$1,352,651
Note payable – related party (b)	125,500	125,500
Note payable – related party (c)	52,000	53,500
Total notes payable – related parties	1,530,151	1,531,651
Notes payable – related parties, current portion	(177,500)	(6,000)
Notes payable – related parties, net of current portion	$1,352,651	$1,525,651

(a)	On April 4, 2019, the Company entered into a Line of Credit Agreement with Robert Clark. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $1,500,000. Advances under this line of credit bear interest at the rate of 3.75 percent per annum. The line of credit matures on April 4, 2023, at which time all outstanding principal amounts and accrued interest are due and payable. At March 31, 2022 and December 31, 2021, outstanding principal was $1,352,651 and $1,369,651, respectively.

(b)	On August 29, 2019, the Company entered into a Line of Credit Agreement with Robert Clark. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $200,000. Advances under this line of credit bear interest at the rate of 3.75 percent per annum. The line of credit matures on August 29, 2022, at which time all outstanding principal amounts and accrued interest are due and payable. At March 31, 2022 and December 31, 2021, outstanding principal was $125,500 and $125,500, respectively.

(c)	On February 19, 2019, the Company issued a Standard Promissory Note in Favor of Robert Clark, as lender, in the original principal amount of $70,000. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The note bears no interest. Principal payments of $500 per month commenced in March 2019, with final payment due in March 2021. On March 15, 2021, the Company issued an Amendment to the original issued Standard Promissory Note in Favor of Robert Clark for the remaining outstanding principle of $58,000. Principal payment of $500 per month, with final payment due in March 2023. The outstanding principal balance of this note at December 31, 2021 was $53,500. During the three months ended March 31, 2022, the Company made principal payments of $1,500, leaving an outstanding principal balance of $52,000 at March 31, 2022, of which $4,500 was recorded as the current portion of notes payable on the accompanying Condensed Consolidated Balance Sheet at March 31, 2022.

At December 31, 2021, accrued interest on notes payable to related parties was $95,873. During the three months ended March 31, 2022, the Company added $12,457 of additional accrued interest, leaving an accrued interest balance on the notes payable to related parties of $108,330 at March 31, 2022. Accrued interest in included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

Notes Payable

Notes payable consists of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

Note payable (a)	$31,318	$33,312
Note payable (b)	42,219	-
Note payable (b)	250,000	-
Less debt discount (b)	(132,781)	-
Total notes payable, net	190,756	33,312
Notes payable, current portion	(167,412)	(7,974)
Notes payable, net of current portion	$23,344	$25,338

(a)	On August 21, 2021, the Company financed the purchase of a vehicle for $34,763, after making a down payment of $20,000. The loan term is for 60 months, annual interest rate of 5.44%, with monthly principal and interest payments of $665, and secured by the purchased vehicle. At December 31, 2021, the loan balance was $33,312. During the three months ended March 31, 2022, the Company made principal payments of $1,553, leaving a loan balance of $31,759 at March 31, 2022, of which $7,974 was recorded as the current portion of loan payable on the accompanying Condensed Consolidated Balance Sheet.

(b)	In April 2021, the Company entered into a Line of Credit Agreement with Wells Fargo Bank. The Line of Credit is personally guaranteed by Robert Clark, the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $42,000. Advances under this line of credit bear interest at the rate of 11.50 percent per annum. The line of credit matures in 2023, at which time all outstanding principal amounts and accrued interest are due and payable. At March 31, 2022 the outstanding principal was $42,219.

(c)	On March 25, 2022, the Company entered into a secured debenture with an otherwise unaffiliated individual in the principal amount of $250,000. The secured debenture matures on March 24, 2023, and bears interest at the rate of 0.97 percent per annum. The debenture is secured by nine identified motor vehicles of the Company. In connection with the issuance of the debenture, the Company issued to the lender 25 million shares of the Company’s common stock at a price of $0.004 per share. The Company determined the fair value of the 25 million shares was $135,000 which was recorded as a debt discount again the secured debenture. As of March 31, 2022, the outstanding balance of the secured debenture amounted to $250,000 and the unamortized debt discount was $132,781.

At December 31, 2021, there was no accrued interest on the notes payable. During the three months ended March 31, 2022, the Company added $47 of additional accrued interest, leaving an accrued interest balance on the notes payable of $47 at March 31, 2022. Accrued interest in included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

Secured Convertible Debentures

Secured debentures that are payable to an otherwise unaffiliated third party consists of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

YA II PN, Ltd.	$1,710,000	$3,000,000
Less debt discount	(1,057,437)	(2,150,067)
Secured debentures, net	$652,563	$849,933

During the year ended December 31, 2021, the Company issued secured debentures to an otherwise unaffiliated third-party investor (the “Selling Stockholder”) in the aggregate of $4,500,000. The debentures are secured by all tangible and intangible assets of the Company and are also convertible into shares of our common stock at a conversion price of $0.03 per share or a per share amount equivalent to the weighted average (among the principal of the debentures) of 76.7% of the lowest VWAP of the Company’s common stock during the 15 trading days immediately preceding the conversion date, whichever is lower. As the ultimate determination of shares to be issued upon conversion of these debentures can exceed the current number of available authorized shares, we determined that the conversion features of these convertible debentures are not considered indexed to our Company’s own capital stock and characterized the fair value of the conversion features as derivative liability. In connection with the issuances of the debentures, the Company granted to the Selling Stockholder warrants to purchase up to 150 million shares of the Company’s common stock. The warrants are exercisable at $0.03 per share. Fifty million of the warrants will expire on February 10, 2024 and 100,000,0000 of the warrants will expire on August 20, 2024. As a result of these issuances and grants, we incurred the following (a) derivative liability of $3,982,000 to related to the conversion feature of the debentures; (b) relative fair value of the warrants granted of $1,581,000; and (c) and original issue discounts of $195,000 of the debentures for a total of $5,758,000, of which, $4,423,000 was accounted as debt discount and the remaining $1,335,000 as financing costs. The debt discount is being amortized to interest expense over the term of the corresponding debentures. As of December 31, 2021, the unamortized debt discount was $2,150,067.

During the three months ended March 31, 2022, the Selling Stockholder converted principal of $1,290,000 and accrued interest of $40,608, or a total $1,330,608, into 453,078,847 shares of common stock with a fair value of $3,189,414. The Company followed the general extinguishment model to record the conversions and settlement of the debt. The debt and accrued interest totaled $1,330,608, the related unamortized debt discount totaled $649,004, and the shares issued were measured at their respective fair value upon conversion which amounted to $3,189,414. In addition, the bifurcated conversion option derivatives, after a final mark-up to $2,039,000, were also removed. As a result, the Company recorded a loss on extinguishment of debt of $546,810.

As of December 31, 2021, the outstanding balance of the secured debentures amounted to $3,000,000, with an unamortized debt discount of $2,150,067, or a net balance of $849,933. As of March 31, 2022, the outstanding balance of the secured debentures amounted to $1,710,000, with an unamortized debt discount of $1,057,437, or a net balance of $652,563. During the three months ended March 31, 2022, the Company amortized debt discount of $367,845 to interest expense.

As of March 31, 2022, 856,123,077 shares of common stock were potentially issuable under the conversion terms of the two partially converted outstanding debentures.

At December 31, 2021, accrued interest on the convertible notes payable was $54,110. During the three months ended March 31, 2022, the Company added $50,418 of additional accrued interest, and converted $40,608 of accrued interest into common stock, leaving an accrued interest balance on the convertible notes payable of $73,920 at March 31, 2022. Accrued interest in included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

Cash Flows

In summary, our use of cash has been as follows:

For the Three Months Ended March 31, 2022
Net cash used in operating activities	$(669,504)
Net cash used in investing activities	$(21,131)
Net cash provided by financing activities	$283,602

Operating Activities

Cash provided by or used in operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, changes in allowance for doubtful accounts, loss on extinguishment of debt, and the change in the fair value of our derivative liabilities, and the effect of changes in working capital and other activities. Cash used in operating activities for the three months ended March 31, 2022 was approximately $669,504 and consisted of a net loss of approximately $3.6 million, adjustments for non-cash items, depreciation, amortization, loss on extinguishment of debt, loss on the change in fair value of derivative liabilities, which in the aggregate total approximately $2.8 million, and approximately $117,376 used in working capital and other activities.

Investing Activities

Cash used in investing activities for three months ended March 31, 2022 was approximately $21,131 and was attributable to capital expenditures.

Financing Activities

Cash provided by financing activities for three month ended March 31, 2022 was approximately $283,602 and was comprised of proceeds from a notes payable of $292,219, offset by payment on our line of credit to related party of $1,500, payments of our acquisition obligations of $3,224, payment of our note payable of $1,994, and payment of finance lease obligations of $1,899.

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

The accounting policies that we follow are set forth in Note 2, Summary of Significant Accounting Policies, of our consolidated financial statements for the quarter ended March 31, 2021. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the consolidated financial statements.

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

We recognize revenue in accordance with ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC Topic 606”). The underlying principle of ASC Topic 606 is to recognize revenue to depict the transfer of goods or services to a customer at the amount expected to be collected. To apply these principles, ASC Topic 606 outlines a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes:

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

During the prior year, the Company consolidated and restructured its operations. The Company now operates in one segment for the manufacture and distribution of our products and those of otherwise unrelated beverage products. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying financial statements.

Stock-Based Compensation

FASB’s ASC Topic 718, Stock Compensation (formerly, FASB Statement 123R), prescribes accounting and reporting standards for all stock-based payment transactions in which employee and non-employee services are acquired. We measure the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Fair value for restricted stock awards is valued using the closing price of our Common Stock on the date of grant. For our three months ending March 31, 2022 and 2021, we recognized no stock-based compensation expense. See Note 13, Share-Based Compensation, of our consolidated financial statements for the three months ended March 31, 2022, for an additional description of our stock-based compensation that had a material effect on our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies to our consolidated financial statements for the period ended March 31, 2022 for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure control and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, the period covered in this Report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None that has not been previously disclosed in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed with or incorporated by reference into this Quarterly Report.

3.1	Amended and Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.2	Amended and Restated By-Laws is incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.3	Certificate of Designation of the Preferences, Rights, and Limitations of the Series B Preferred Stock is incorporated herein by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.4	Certificate of Designation of the Preferences, Rights, and Limitations of the Series C Preferred Stock is incorporated herein by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.5	Certificate of Designation of the Preferences, Rights, and Limitations of the Series D Preferred Stock is incorporated herein by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.6	Certificate of Amendment to Amendment and Restated Certificate of Incorporation, is incorporated herein by reference to Exhibit 3.6 of Amendment No. 1 to the Company Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

4.1	Form of Debenture is incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

4.2	Warrant is incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

4.3	Form of Stand-alone Debenture is incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (File No.333-239883), filed with the SEC on December 14, 2020.

4.4	Form of Secured Convertible Debenture of the registrant sold and issued to YAII PN, Ltd., on February 11, 2021 is incorporated herein by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

4.4a	Form of Secured Convertible Debenture of the registrant sold and issued to YAII PN, Ltd., on February 11, 2021 is incorporated herein by reference to Exhibit 4.4a of the Company’s Quarterly Current Report on Form 10-Q, filed with the SEC on November 15, 2021.

4.5	Form of Warrant of the registrant granted to YAII PN, Ltd., on February 11, 2021 is incorporated herein by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

4.6	Form of Secured Convertible Debenture of the registrant sold and issued to YAII PN, Ltd., effective August 23, 2021 is incorporated herein by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

4.7	Form of Warrant of the registrant granted to YAII PN, Ltd., effective August 23, 2021 is incorporated herein by reference to Exhibit 4.7 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

4.8	Form of Secured Convertible Debenture of the registrant sold and issued to YAII PN, Ltd., effective May 4, 2022 is incorporated herein by reference to Exhibit 4.8 of the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2022.

4.9	Form of Warrant of the registrant granted to YAII PN, Ltd., effective May 4, 2022 is incorporated herein by reference to Exhibit 4.9 of the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2022.

10.1	Securities Purchase Agreement by and between the Company and YAII PN, Ltd., dated May 14, 2020 is incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.2	Registration Rights Agreement by and between the Company and YAII PN, Ltd., dated May 14, 2020 is incorporated herein by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.3	Independent Contractor Agreement by and between Kona Gold LLC and OPTN Companies Inc., dated April 15, 2020 is incorporated herein by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.4	Board of Directors Offer Letter between the Company and Matthew Crystal, dated July 24, 2018 is incorporated herein by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.5	Board of Directors Offer Letter between the Company and William Jeffrey Outlaw, dated September 3, 2019 is incorporated herein by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.6	Form of Distribution Agreement is incorporated herein by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.7	Membership Interest Purchase Agreement by and among Elev8 Hemp LLC, PLAD, Inc., and the Company, dated October 10, 2016, is incorporated herein by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.8	Securities Exchange and Settlement Agreement by and between Elev8 Brands, Inc., and the Company, dated March 6, 2018, is incorporated herein by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.9	Securities Exchange and Settlement Agreement by and between Elev8 Brands, Inc., and the Company, dated November 26, 2019 is incorporated herein by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.10	Employment Agreement by and between Christopher Selinger and the Company, dated September 1, 2018 is incorporated herein by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.11	Lease Agreement by and between Kona Gold, LLC and Hay Investment Properties, Inc., dated June 1, 2018 is incorporated herein by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.12	Triple Net Lease Agreement by and between Gold Leaf Distribution, LLC and 3090 S. Hwy 14, LLC, dated May 22, 2019 is incorporated herein by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.13	Lease Modification Agreement by and between Gold Leaf Distribution, LLC and 3090 S. Hwy 14, LLC, dated April 21, 2020 is incorporated herein by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.14	Line of Credit Agreement by and between Robert Clark and Gold Leaf Distribution, LLC, dated August 29, 2019 is incorporated herein by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.15	Line of Credit Agreement by and between Robert Clark and Kona Gold, LLC, dated April 4, 2019 is incorporated herein by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.16	Line of Credit Agreement by and between Matthew Nicoletti and Kona Gold, LLC, dated May 5, 2018 is incorporated herein by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.17	Standard Promissory Note issued by Gold Leaf Distribution in favor of Robert Clark, dated February 19, 2019 is incorporated herein by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.18	Standard Promissory Note issued by Kona Gold, LLC in favor of Robert Clark, dated January 15, 2019 is incorporated herein by reference to Exhibit 10.18 of Amendment No. 1 to the Company Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.19	Employment Agreement by and between the Company and Robert Clark, dated August 12, 2015 is incorporated herein by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.20	Employment Agreement by and between the Company and Lori Radcliffe, dated October 8, 2019 is incorporated herein by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.20a	Employment Agreement Amendment by and between the Company and Lori Radcliffe, dated September 14, 2021 is incorporated herein by reference to Exhibit 10.20a of the Company’s Registration Statement on Form S-1, filed with the SEC on September 22, 2021.

10.21	Amendment to Employment Agreement by and between the Company and Robert Clark, dated December 1, 2016 is incorporated herein by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.22	Agreement by and between the Company and Ryan Dodd, dated May 1, 2019 is incorporated herein by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.23	Amendment to Employment Agreement by and between Christopher Selinger and Kona Gold Solutions, Inc., dated May 1, 2020 is incorporated herein by reference to Exhibit 10.23of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.24	Amendment to Employment Agreement by and between Christopher Selinger and the Company, dated January 1, 2019 is incorporated herein by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.25	Security Agreement by and between the Company and YAII PN, Ltd., dated May 14, 2020 is incorporated herein by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.26	Line of Credit and Security Agreement Modification Agreement by and between Kona Gold LLC and Robert Clark, dated April 1, 2020 is incorporated herein by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.27	Line of Credit and Security Agreement Modification Agreement by and between Gold Leaf Distribution LLC and Robert Clark, dated April 1, 2020 is incorporated herein by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.28	Terms of Oral Agreement between the Company and Robert Clark is incorporated herein by reference to Exhibit 10.28 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.29	Waiver Agreement by and between the Company and YAII PN, Ltd., dated October 14, 2020, is incorporated herein by reference to Exhibit 10.29 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.30	Paycheck Protection Promissory Note issued in favor of Wells Fargo Bank, N.A. dated May 4, 2020, is incorporated herein by reference to Exhibit 10.30 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.31	Paycheck Protection Promissory Note issued in favor of Wells Fargo Bank, N.A. dated May 4, 2020, is incorporated herein by reference to Exhibit 10.31 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.32	Securities Purchase Agreement by and between the Company and YAII PN, Ltd., dated November 30, 2020, is incorporated herein by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on December 14, 2020.

10.33	Form of Securities Purchase Agreement between the registrant and YAII PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.28 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.34	Form of Registration Rights Agreement by and between the registrant and YAII PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.29 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.35	Form of Amended and Restated Security Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.30 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.36	Form of Intellectual Property Security Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.31 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.37	Form of Amended and Restated Global Guaranty Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.32 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.38	Form of Securities Purchase Agreement between the registrant and YAII PN, Ltd., for a transaction that closed and funded on August 23, 2021 is incorporated herein by reference to Exhibit 10.38 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

10.39	Form of Registration Rights Agreement by and between the registrant and YAII PN, Ltd., for a transaction that closed and funded on August 23, 2021 is incorporated herein by reference to Exhibit 10.39 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

10.40	Form of Second Amended and Restated Security Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed and funded on August 23, 2021 is incorporated herein by reference to Exhibit 10.40 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

10.41	Form of Intellectual Property Security Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed and funded on August 23, 2021 is incorporated herein by reference to Exhibit 10.41 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

10.42	Form of Second Amended and Restated Global Guaranty Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed and funded on August 23, 2021 is incorporated herein by reference to Exhibit 10.42 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

10.43	Agreement of Lease by and between Gold Leaf Distribution, LLC and RFMD-SC, LLC, dated August 30, 2021 is incorporated herein by reference to Exhibit 10.43 of the Company’s Registration Statement on Form S-1, filed with the SEC on September 22, 2021.

10.44	Form of Securities Purchase Agreement between the registrant and YAII PN, Ltd., for a transaction that closed and funded on May 4, 2022 is incorporated herein by reference to Exhibit 10.44 of the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2022.

10.45	Form of Security Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed and funded on May 4, 2022 is incorporated herein by reference to Exhibit 10.45 of the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2022.

10.46	Form of Intellectual Property Security Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed and funded on May 4, 2022 is incorporated herein by reference to Exhibit 10.46 of the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2022.

10.47	Form of Global Guaranty Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed and funded on May 4, 2022 is incorporated herein by reference to Exhibit 10.47 of the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2022.

21.1	List of subsidiaries of the registrant is incorporated herein by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2021.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KONA GOLD BEVERAGE, INC.

May 13, 2022	By:	/s/ Robert Clark
Robert Clark Chief Executive Officer

May 13, 2022	By:	/s/ Lori Radcliffe
Lori Radcliffe Chief Financial Officer

