Form 10-Q
period 2022-06-30
KONA GOLD BEVERAGE, INC.
filed 2022-08-12
CIK 1802546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of August 8, 2022 was 1,781,156,866.

I

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KONA GOLD BEVERAGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$6,188	$703,825
Accounts receivable, net of allowance for doubtful accounts of $11,961 and $11,926, respectively	24,943	15,993
Inventory, net of reserve for obsolescence of $150,000 and $150,000, respectively	1,189,913	574,811
Prepaids	-	278,707
Other current assets	59,834	30,373
Total current assets	1,280,878	1,603,709

NON-CURRENT ASSETS
Property, plant and equipment, net	327,955	348,037
Right-of-use asset, net	870,736	966,955
Intangible property, net	71,078	75,955
Deposits	15,125	15,125
Total assets	$2,565,772	$3,009,781

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$854,360	$541,123
Accrued compensation	219,583	329,583
Notes payable, net of discount of $99,031 and $0, respectively, current	198,332	7,974
Notes payable - related parties, current	1,728,651	6,000
Acquisition obligations, current	60,000	60,000
Lease liabilities, current	224,162	213,837
Convertible debt, net of discount of $815,270 and $2,150,067, respectively	84,730	849,933
Derivative liability	833,000	2,121,000
Total current liabilities	4,202,818	4,129,450

NON-CURRENT LIABILITIES
Notes payable - related parties, net of current	-	1,525,651
Notes payable, net of current	22,219	25,338
Acquisition obligations, net of current	606,731	615,317
Lease liabilities, net of current	725,284	838,883
Total liabilities	5,557,052	7,134,639

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred Stock, $.00001 par value, 5,700,250 shares authorized, 988,000 and 988,000 issued and outstanding, respectively	10	10
Common Stock, $.00001 par value, 2,500,000,000 authorized, 1,709,122,945 and 1,004,709,546, issued and outstanding, respectively	17,091	10,047
Common stock issuable (170,000,000 and 170,000,000 shares)	1,386,497	1,386,497
Additional paid-in capital	16,855,382	10,778,761
Accumulated deficit	(21,250,260)	(16,300,173)
Total stockholders’ deficit	(2,991,280)	(4,124,858)
Total liabilities and stockholders’ deficit	$2,565,772	$3,009,781

See notes to condensed consolidated financial statements

KONA GOLD BEVERAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES, NET	$1,173,398	$790,809	$2,168,529	$1,252,980
COST OF REVENUES	885,517	686,706	1,735,393	1,000,571
Gross profit	287,881	104,103	433,136	252,409

OPERATING EXPENSES
Selling, general and administrative expenses	1,031,515	644,052	1,970,851	1,212,732
LOSS FROM OPERATIONS	(743,634)	(539,949)	(1,537,715)	(960,323)
OTHER INCOME (EXPENSE)
Interest expense	(156,459)	(64,956)	(587,354)	(1,195,866)
Financing costs	(286,000)	-	(286,000)	-
Change in the fair value of derivative liability	122,000	141,497	(1,671,000)	(124,369)
Gain (loss) on extinguishment of debt	(326,230)	-	(873,040)	-
Other income (expense)	1,798	(4,967)	5,022	(7,542)
EIDL advance	-	95,161	-	95,161
NET LOSS	$(1,388,525)	$(373,214)	$(4,950,087)	$(2,192,939)

NET LOSS PER COMMON SHARES:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic and diluted	1,560,391,543	805,263,473	1,363,761,068	805,263,473

See notes to condensed consolidated financial statements

KONA GOLD BEVERAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended June 30, 2022

(Unaudited)

	Common Stock		Preferred Stock		Common Shares		Additional		Total
	$.00001 Par		$.00001 Par		Issuable		Paid-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
March 31, 2022	1,482,788,393	$14,828	988,000	$10	170,000,000	$1,386,497	$14,098,394	$(19,861,735)	$(4,362,006)
Common stock issued for conversion of convertible debt and accrued interest	225,334,552	2,253					2,667,498		2,669,751

Common stock issued with employment agreement	1,000,000	10					8,490		8,500

Warrants related to convertible notes							81,000		81,000

Net loss								(1,388,525)	(1,388,525)
Balance June 30, 2022 (Unaudited)	1,709,122,945	$17,091	988,000	$10	170,000,000	$1,386,497	$16,855,382	$(21,250,260)	$(2,991,280)

For the Six Months Ended June 30, 2022

(Unaudited)

	Common Stock		Preferred Stock		Common Shares		Additional		Total
	$.00001 Par		$.00001 Par		Issuable		Paid-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance December 31, 2021	1,004,709,546	$10,047	988,000	$10	170,000,000	$1,386,497	$10,778,761	$(16,300,173)	$(4,124,858)
Common stock issued for conversion of convertible debt and accrued interest	678,413,399	6,784					5,852,381		5,859,165

Common stock issued with note payable recorded as debt discount	25,000,000	250					134,750		135,000

Common stock issued with employment agreement	1,000,000	10					8,490		8,500

Warrants related to convertible notes							81,000		81,000

Net loss								(4,950,087)	(4,950,087)
Balance June 30, 2022 (Unaudited)	1,709,122,945	$17,091	988,000	$10	170,000,000	$1,386,497	$16,855,382	$(21,250,260)	$(2,991,280)

For the Three Months Ended June 30, 2021

(Unaudited)

	Common Stock		Preferred Stock		Common Shares		Additional		Total
	$.00001 Par		$.00001 Par		Issuable		Paid-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
March 31, 2021	825,726,839	$8,258	988,140	$10	170,000,000	$1,386,497	$6,964,898	$(11,099,761)	$(2,470,098)
Common stock issued for conversion of convertible debt and accrued interest	25,045,798	250					508,924		509,174

Net loss								(373,214)	(373,214)
Balance June 30, 2021 (Unaudited)	850,772,637	$8,508	988,140	$10	170,000,000	$1,386,497	$7,473,822	$(11,472,975)	$(2,604,138)

For the Six Months Ended June 30, 2021

(Unaudited)

	Common Stock		Preferred Stock		Common Shares		Additional		Total
	$.00001 Par		$.00001 Par		Issuable		Paid-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance December 31, 2020	786,308,041	$7,863	988,140	$10	170,000,000	$1,386,497	$5,028,012	$(9,280,036)	$(2,857,654)
Common stock issued for conversion of convertible debt and accrued interest	55,464,596	555					1,122,429		1,122,984

Common stock issued for acquisition	9,000,000	90					270,810		270,900

Warrants related to convertible notes							1,052,571		1,052,571

Net loss								(2,192,939)	(2,192,939)
Balance June 30, 2021 (Unaudited)	850,772,637	$8,508	988,140	$10	170,000,000	$1,386,497	$7,473,822	$(11,472,975)	$(2,604,138)

See notes to condensed consolidated financial statements

KONA GOLD BEVERAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Six Months Ended June 30,
	2022	2021
	(Unaudited)	(Unaudited)
CASH USED IN OPERATING ACTIVITIES:
Net loss	$(4,950,087)	$(2,192,939)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	44,250	20,503
Right-of-use asset	96,219	74,261
Amortization of debt discount	480,763	-
Amortization of intangible assets	4,877	-
Change in allowance for doubtful accounts	35	-
Financing costs	286,000
Loss on extinguishment of debt	873,040	-
Loss on change in the fair value of derivative liabilities	1,671,000	-
Interest expense related to warrants on convertible debt	-	1,052,571
Common stock issued for compensation	8,500
Common stock issued for acquisition	-	270,900
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(8,985)	(344,030)
Decrease (increase) in inventory	(615,102)	(92,447)
Decrease (increase) in prepaids	278,707	(10,244)
Decrease (increase) in other current assets	(29,461)	(2,662)
Increase (decrease) in accounts payable and accrued expenses	450,365	180,716
Increase (decrease) in accrued compensation	(110,000)	117,708
Increase (decrease) in derivative liability	-	124,369
Increase (decrease) in lease liability	(99,476)	(74,261)
Net cash used in operating activities	(1,619,355)	(875,555)

CASH USED IN INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(24,168)	(26,247)
Changes in goodwill		(1,275,938)
Changes in intellectual property	-	(7,604)
Net cash used in investing activities	(24,168)	(1,309,789)

CASH PROVIDED BY FINANCING ACTIVITIES:
Changes in line of credit - related party	-	3,000
Changes in acquisition obligations	(8,586)	624,360
Principal repayments of finance lease obligation	(3,798)	-
Proceeds from note payable – related party	200,000	-
Payment of note payable – related party	(3,000)	(6,000)
Proceeds from notes payable	289,389	-
Payments of notes payable	(3,119)	-
Proceeds from convertible debentures payable, net of expenses	475,000	1,522,984
Changes from PPP notes payable	-	22,326
Net cash provided by financing activities	945,886	2,166,670
Net cash decrease for period	(697,637)	(18,674)
Cash at beginning of period	703,825	113,168
Cash at end of period	$6,188	$94,494

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$2,275
Cash paid for interest	$256	$34,941

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of common shares issued as debt discount on note payable	$135,000	$-
Fair value of common shares issued on conversion of debentures and accrued interest	$5,859,165	$-
Derivative liability recorded on issuance of convertible note	$680,000	$

See notes to condensed consolidated financial statements

KONA GOLD BEVERAGE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND LIQUIDITY

The accompanying interim condensed consolidated financial statements of Kona Gold Beverages, Inc. (the “Company”, “we”, “us”, or “our”), are unaudited, but in the opinion of management contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position at June 30, 2022, and the results of operations and cash flows for the six months ended June 30, 2022, and 2021. The balance sheet as of December 31, 2021, is derived from the Company’s audited financial statements.

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

The results of operations for the six months ended June 30, 2022, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2022.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the six months ended June 30, 2022, the Company recorded a net loss of $4,950,087 and used cash in operations of $1,619,355 and had a stockholders’ deficit of $2,991,280 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2021, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At June 30, 2022, the Company had cash on hand in the amount of $6,188. Subsequent to June 30, 2022, the Company raised an additional $547,500 through the sale of a secured promissory note. The Company believes it has sufficient cash and working capital to sustain operations through October 31, 2022. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

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

Sales are made to customers under terms allowing certain limited rights of return. The Company records an allowance and return for each quarter for 3% of total sales. The Company recorded sales return, and allowance for the three months ending June 30, 2022 and 2021 of approximately $36,700 and $19,800, respectively, and the Company recorded sales return, and allowance for the six months ending June 30, 2022 and 2021 of approximately $71,800 and $57,417, respectively which is included in the revenues, net of sales returns and allowances in the accompanying Condensed Consolidated Statements of Loss.

The following table presents our net revenues, by revenue source, and the period-over-period percentage change, for the period presented:

	Three Months Ended June 30,
	2022	2021
Revenue Source	Revenue	Revenue	% Change
Distributors	$219,790	$414,937	(47)%
Amazon and Walmart Marketplace	44,565	39,256	14%
Online Sales	13,709	21,843	(37)%
Retail	927,614	328,848	182%
Shipping	4,420	5,725	(23)%
Sales Returns and Allowances	(36,700)	(19,800)	85%
Net Revenues	$1,173,398	$790,809	48%

	Six Months Ended June 30,
	2022	2021
Revenue Source	Revenue	Revenue	% Change
Distributors	$413,107	$672,873	(39)%
Amazon and Walmart Marketplace	80,089	77,759	3%
Online Sales	22,316	40,047	(44)%
Retail	1,719,015	509,130	238%
Shipping	5,802	10,588	(45)%
Sales Returns and Allowances	(71,800)	(57,417)	25%
Net Revenues	$2,168,529	$1,252,980	73%

The following table presents our net revenues by product lines for the period presented:

	Three Months Ended June 30,
	2022	2021
Product Line	Revenue	Revenue	% Change
Hemp Energy Drinks	$50,792	$113,434	(55)%
CBD Energy Waters	17,249	31,682	(46)%
Lemonade Drinks	209,976	329,893	(36)%
Apparel	47	1,027	(95)%
Retail	927,614	328,848	182%
Shipping	4,420	5,725	(23)%
Sales returns and allowance	(36,700)	(19,800)	85%
Net Revenues	$1,173,398	$790,809	48%

	Six Months Ended June 30,
	2022	2021
Product Line	Revenue	Revenue	% Change
Hemp Energy Drinks	$118,574	$201,926	(41)%
CBD Energy Waters	41,588	51,762	(20)%
Lemonade Drinks	354,238	535,733	(34)%
Apparel	112	1,258	(91)%
Retail	1,719,015	509,130	238%
Shipping	5,802	10,588	(45)%
Sales returns and allowance	(71,800)	(57,417)	25%
Net Revenues	$2,168,529	$1,252,980	73%

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

For the period ended June 30, 2022 and 2021, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	June 30, 2022	June 30, 2021
Warrants	178,333,333	70,000,000
Common stock equivalent of Series B Convertible Preferred Stock	488,000	488,000
Common stock equivalent of Series C Convertible Preferred Stock	-	140
Common stock equivalent of Series D Convertible Preferred Stock	500,000	500,000
Common stock issuable	170,000,000	170,000,000
Common stock on convertible debentures and accrued interest	161,707,234	80,508,648
Total	511,028,567	321,496,788

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expense. Advertising costs for the six months ended June 30, 2022 and 2021, were $105,956 and $24,100, respectively.

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

Gross sales. During the three months ended June 30, 2022, the Company reported no customers that accounted for more than 10% of gross sales. During the three months ended June 30, 2021, the Company reported one customer represented 30% of the Company’s gross sales. During the six months ended June 30, 2022, the Company reported no customers that accounted for more than 10% of gross sales. During the six months ended June 30, 2021, the Company reported one customer represented 19% of the Company’s gross sales.

Accounts receivable. As of June 30, 2022, the Company had one customer that accounted for 15% of its gross accounts receivable. As of December 31, 2021, the Company had accounts receivable from two customers that comprised 60% of its gross accounts receivable.

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

Purchases from vendors. During the six months ended June 30, 2022, the Company’s largest three vendors accounted for approximately 32%, 20%, and 11% of all purchases, respectively. During the six months ended June 30, 2021, the Company’s largest four vendors accounted for approximately 33%, 13%, 12%, and 11% of all purchases, respectively.

Accounts payable. As of June 30, 2022, three vendors accounted for more than 10% the total accounts payable. The Company’s largest four vendors accounted for 10%, 13% and 21% of the total accounts payable, respectively. As of December 31, 2021, four vendors accounted for more than 10% the total accounts payable. The Company’s largest four vendors accounted for 20%, 14%, 12%, and 11% of the total accounts payable, respectively.

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

Segments

The Company operates in one segment for the manufacture and distribution of our products. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in economic characteristics, nature of products and services, and procurement, manufacturing, and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying financial statements.

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

NOTE 3 – INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value, and net of reserves is comprised of the following:

	June 30, 2022	December 31, 2021
Raw materials	$219,683	$70,592
Finished goods, net	970,230	504,219
Total	$1,189,913	$574,811

At June 30, 2022 and December 31, 2021, inventory presented above is net of a reserve for slow moving and potentially obsolete inventory of $150,000 and $150,000, respectively.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property and equipment is comprised of the following:

	June 30, 2022	December 31, 2021
Furniture and Fixtures	$77,154	$75,070
Computers and Software	32,325	29,196
Machinery & Equipment	116,754	108,799
Vehicles	250,093	239,093
Total cost	476,326	452,158
Accumulated depreciation	(148,371)	(104,121)
Property, plant and equipment, net	$327,955	$348,037

Depreciation expense is included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Loss Depreciation. For the six months ended June 30, 2022 and 2021, depreciation expense was $44,250 and $20,503, respectively.

NOTE 5 – ACQUISITION OF S AND S BEVERAGE, INC.

On January 21, 2021, the Company entered into an Agreement and Plan of Merger with S and S Beverage, Inc. (“S and S”) and its shareholders and acquired all of the capital stock of S and S. In consideration thereof, the Company issued to them an aggregate of nine million restricted shares of Kona Gold Beverage, Inc.’s common stock (the “Acquisition Stock”). The Company did not grant them any registration rights in respect of the shares of Acquisition Stock. The Company also agreed to pay an aggregate of $1,050,000 (the “Aggregate Acquisition Payments”), the majority of which is allocated to certain creditors of S and S (including one of the S and S’s legacy shareholders) and approximately $89,249 was allocated and paid to the five S and S legacy shareholders on a pro rata basis. The Company paid approximately $400,000 of the Aggregate Acquisition Payments at the closing of the transaction. The remaining Aggregate Acquisition Payments are scheduled to be paid in monthly installments, in arrears on the tenth calendar day of each month, commencing on March 10, 2021, at a rate equivalent to $2.00 per case of Lemin Superior Lemonade (the product line of S and S that we have now branded as Ooh La Lemin) that we sell until the Aggregate Acquisition Payments have been paid in full. The acquisition obligation balance was $675,317 at December 31, 2021. During the six months ended June 30, 2022, the Company paid $8,586 of the remaining Aggregate Acquisition Payments, leaving an acquisition obligation balance of $666,731 at June 30, 2022, of which $60,000 is expected to be currently due.

Proforma information for the three and six month period ended June 30, 2022 has been omitted as the operations of S and S prior to the acquisition were de minimis. During the three months ended June 30, 2022, revenue of $209,861, loss from operations of $10,258, and $5,675 of net loss was attributable to S and S. During the six months ended June 30, 2022, revenue of $368,879, loss from operations of $95,923, and $89,116 of net loss was attributable to S and S.

NOTE 6 – INTANGIBLE ASSETS

Intangible asset consisted of the following:

	June 30, 2022	December 31, 2021

Trademarks	$85,340	$85,340
Website development	12,200	12,200
Accumulated amortization	(26,462)	(21,585)
Total Intangible Assets, net of amortization	$71,078	$75,955

During the six months ended June 30, 2022 and 2021, the Company recorded amortization expense of $4,877 and $0, respectively. The following table summarizes the amortization expense to be recorded in future periods for intangible assets that are subject to amortization:

Year Ending	Amortization
2022 (remaining)	$4,877
2023	9,754
2024	9,754
2025	9,754
2026	9,754
Thereafter	27,185
Total	$71,078

NOTE 7 – NOTES PAYABLE – RELATED PARTIES

Notes payable with related parties consists of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

Note payable – related party (a)	$1,352,651	$1,352,651
Note payable – related party (b)	200,000	-
Note payable – related party (c)	125,500	125,500
Note payable – related party (e)	50,500	53,500
Total notes payable – related parties	1,728,651	1,531,651
Notes payable – related parties, current portion	(1,728,651)	(6,000)
Notes payable – related parties, net of current portion	$-	$1,525,651

(a)	On April 4, 2019, the Company entered into an unsecured Line of Credit Agreement with Robert Clark. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $1,500,000. Advances under this line of credit bear interest at the rate of 3.75 percent per annum. The line of credit matures on April 4, 2023, at which time all outstanding principal amounts and accrued interest are due and payable. At June 30, 2022 and December 31, 2021, outstanding principal was $1,352,651 and $1,352,651, respectively.

(b)	On May 6, 2022, the Company entered into an unsecured Line of Credit Agreement with Robert Clark. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $300,000. Advances under this line of credit bear interest at the rate of 3.75 percent per annum. The line of credit matures on May 6, 2023, at which time all outstanding principal amounts and accrued interest are due and payable. At June 30, 2022 the outstanding principal was $200,000.

(b)	On August 29, 2019, the Company entered into an unsecured Line of Credit Agreement with Robert Clark. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $200,000. Advances under this line of credit bear interest at the rate of 3.75 percent per annum. The line of credit matures on August 29, 2022, at which time all outstanding principal amounts and accrued interest are due and payable. At June 30, 2022 and December 31, 2021, outstanding principal was $125,500 and $125,500, respectively.

(c)	On February 19, 2019, the Company issued an unsecured Standard Promissory Note in Favor of Robert Clark, as lender, in the original principal amount of $70,000. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The note bears no interest. Principal payments of $500 per month commenced in March 2019, with final payment due in March 2021. On March 15, 2022, the Company issued an Amendment to the original issued Standard Promissory Note in Favor of Robert Clark for the remaining outstanding principal of $58,000. Principal payment of $500 per month, with final payment due in March 2023. The outstanding principal balance of this note at December 31, 2021 was $53,500. During the six months ended June 30, 2022, the Company made principal payments of $3,000, leaving an outstanding principal balance of $50,500 at June 30, 2022.

At December 31, 2021, accrued interest on notes payable to related parties was $95,873. During the six months ended June 30, 2022, the Company added $27,033 of additional accrued interest, leaving an accrued interest balance on the notes payable to related parties of $122,906 at June 30, 2022. Accrued interest in included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

NOTE 8 – NOTES PAYABLE

Notes payable consists of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

Note payable (a)	$30,193	$33,312
Note payable (b)	39,389	-
Note payable (c)	250,000	-
Less debt discount (c)	(99,031)	-
Total notes payable, net	220,551	33,312
Notes payable, current portion	(198,332)	(7,974)
Notes payable, net of current portion	$22,219	$25,338

(a)	On August 21, 2021, the Company financed the purchase of a vehicle for $34,763, after making a down payment of $20,000. The loan term is for 60 months, annual interest rate of 5.44%, with monthly principal and interest payments of $665, and secured by the purchased vehicle. At December 31, 2021, the loan balance was $33,312. During the six months ended June 30, 2022, the Company made principal payments of $3,119, leaving a loan balance of $30,193 at June 30, 2022, of which $7,974 was recorded as the current portion of loan payable on the accompanying Condensed Consolidated Balance Sheet.

(b)	In April 2021, the Company entered into a Line of Credit Agreement with Wells Fargo Bank. The Line of Credit is personally guaranteed by Robert Clark, the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $42,000. Advances under this line of credit bear interest at the rate of 11.50 percent per annum. The line of credit matures in 2023, at which time all outstanding principal amounts and accrued interest are due and payable. At June 30, 2022 the outstanding principal was $39,389, which was recorded as the current portion of loan payable on the accompanying Condensed Consolidated Balance Sheet.

(c)	On March 25, 2022, the Company entered into a secured debenture with an otherwise unaffiliated individual in the principal amount of $250,000. The secured note payable matures on March 24, 2023, and bears interest at the rate of 0.97 percent per annum. The secured debenture is secured by nine (9) identified motor vehicles of the Company. In connection with the issuance of the debenture, the Company issued to the lender 25 million shares of the Company’s common stock at a price of $0.004 per share. The Company determined the fair value of the 25 million shares was $135,000, which was recorded as a debt discount against the secured debenture. As of June 30, 2022, the outstanding balance of the secured debentures amounted to $250,000 and the unamortized debt discount was $99,031, which was recorded as the current portion of loan payable on the accompanying Condensed Consolidated Balance Sheets.

At December 31, 2021, there was no accrued interest on the notes payable. During the six months ended June 30, 2022, the Company added $651 of additional accrued interest, leaving an accrued interest balance on the notes payable of $651 at June 30, 2022. Accrued interest in included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

NOTE 9 – SECURED CONVERTIBLE DEBENTURES

Secured debentures that are payable to an otherwise unaffiliated third party consists of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

YA II PN, Ltd.	$900,000	$3,000,000
Less debt discount	(815,270)	(2,150,067)
Secured debentures, net	$84,730	$849,933

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

On May 5, 2022, the Company issued similar debentures to the Selling Stockholder in the aggregate amount of $500,000. The debentures bear interest at a rate of 8% per annum, secured by all of the tangible and intangible assets of the Company and are also convertible into shares of the Company’s common stock at a conversion price of $0.03 per share or 80% of the lowest daily volume weighted average price (“VWAP”) of Common Stock during the 10 trading days immediately preceding the conversion date. As the ultimate determination of shares of common stock to be issued upon conversion of these debentures can exceed the current number of available authorized shares, the Company determined that the conversion features of these debentures are not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as a derivative liability (see Note 10). In connection with the issuances of these debentures, the Company also granted to the selling stockholder warrants to purchase up to 8,333,333 shares of common stock. The warrants are exercisable at $0.03 per share and will expire in three years from their grant date. As a result of these issuances, the Company incurred the following (a) derivative liability of $680,000 related to the conversion feature of the debentures; (b) relative fair value of the warrants granted of $81,000; and (c) and original issue discount of $25,000 for a total of $786,000, of which, $500,000 was accounted as debt discount and the remaining $286,000 as financing costs. The debt discount is being amortized to interest expense over the term of the corresponding debentures. During the six months ended June 30, 2022, the Company amortized debt discount of $443,764 to interest expense.

During the six months ended June 30, 2022, the note holder converted principal of $2,600,000 and accrued interest of $137,128, or a total $2,737,128, into 678,413,399 shares of common stock with a fair value of $5,859,165. The Company followed the general extinguishment model to record the conversions and settlement of the debt. As such, the Company removed the debt and accrued interest totaled $2,737,128, the related unamortized debt discount totaled $1,354,280 at the date of conversion. In addition, the Company revalued the derivative related to the bifurcated conversion option to its fair value of $3,639,000 at the date of the conversion and removed that amount. As a result, the Company recorded a loss on extinguishment of debt of $873,040.

As of December 31, 2021, the outstanding balance of the secured debentures amounted to $3,000,000, with an unamortized debt discount of $2,150,067, or a net balance of $849,933. As of June 30, 2022, the outstanding balance of the secured debentures amounted to $900,000, with an unamortized debt discount of $815,270, or a net balance of $84,730. During the six months ended June 30, 2022, the Company amortized debt discount of $444,793 to interest expense.

As of June 30, 2022, 161,707,234 shares of common stock were potentially issuable under the conversion terms of the two partially converted outstanding debentures.

At December 31, 2021, accrued interest on the convertible notes payable was $54,110. During the six months ended June 30, 2022, the Company added $77,785 of additional accrued interest, and converted $137,128 of accrued interest into common stock, leaving an accrued interest balance on the convertible notes payable of $4,767 at June 30, 2022. Accrued interest in included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

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

As of June 30, 2022 and December 31, 2021, the derivative liabilities were valued using the Binomial pricing model and/or Black Scholes pricing model with the following assumptions:

	At June 30, 2022	Remaining 2022	New Derivative 2022	At December 31, 2021

Stock Price	$0.0086	$.0120	$.0168	$0.0052
Exercise Price	$0.0058	$.0062	$.0082	$0.0039
Expected Life (Years)	0.85	0.34	1.00	0.74
Volatility	171%	171%	132%	95%
Dividend Yield	0%	0%	0%	0%
Risk-Free Interest Rate	2.80%	1.72%	2.16%	0.39%

Fair value:
Conversion feature	$833,000	$3,639,000	$680,000	$2,121,000

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

During the six months ended June 30, 2022, the Company recognized derivative liabilities of $680,000 upon issuance of additional secured convertible debentures (see Note 9), and the derivative liability balance was increased by $1,671,000, representing the change in the fair value of the derivative liability from the respective prior period recorded as a component of other expenses. In addition, prior to the conversion of certain notes payable, the derivative liability balance related to the embedded conversion feature of these notes were revalued to $3,639,000 and extinguished upon conversion. The remaining derivative liabilities were revalued at $833,000 at June 30, 2022.

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

During the six months ended June 30, 2022 and 2021, lease costs totaled $152,841 and $93,569, respectively.

Our ROU asset balance was $966,955 as of December 31, 2021. During the six months ended June 30, 2022, the Company recorded reduction of ROU assets of $96,219 related to its leases, resulting in an ROU asset balance of $870,736 as of June 30, 2022.

As of December 31, 2021, lease liabilities totaled $1,052,720, comprised of finance lease liabilities of $25,481 and operating lease liabilities of $1,027,239. During the six months ended June 30, 2022, the Company made payments of $3,798 against its finance lease liability and $99,476 against its operating lease liability. As of June 30, 2022, lease liabilities totaled $949,446, comprised of finance lease liabilities of $21,683 and operating lease liabilities of $927,763. At June 30, 2022, the current portion of lease liabilities was $224,162, leaving a long-term lease liabilities balance of $725,284.

As of June 30, 2022, the weighted average remaining lease terms for operating lease and finance lease are 4.14 years and 2.75 years, respectively. As of June 30, 2022, the weighted average discount rate for operating lease is 10.00% and 2.09% for finance lease.

Future minimum lease payments under the leases are as follows:

Years Ending December 31,	Amount
2022 (remaining)	$154,969
2023	282,347
2024	262,715
2025	261,083
2026 and thereafter	198,217
Total payments	1,159,331
Less: Amount representing interest	(209,885)
Present value of net minimum lease payments	949,446
Less: Current portion	(224,162)
Non-current portion	$725,284

NOTE 12 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s issued and outstanding preferred stock, par value $0.00001 per share, at June 30, 2022 and December 31, 2021 was 988,000 and 988,000, respectively. The Board, without further stockholder approval, may issue preferred stock in one or more series from time to time and fix or alter the designations, relative rights, priorities, preferences, qualifications, limitations, and restrictions of the shares of each series.

Series A Preferred Stock

The Company had authorized 4,000,000 shares of Series A Preferred Stock, par value of $0.00001 per share (the “Series A Preferred Stock”), of which no shares were issued or outstanding at June 30, 2022 and December 31, 2021, respectively. Each share of Series A Preferred Stock, when outstanding, could have been converted into one share of Common Stock.

Series B Preferred Stock

The Company had authorized 1,200,000 shares of Series B Preferred Stock, par value of $0.00001 per share (the “Series B Preferred Stock”), of which 488,000 were issued and outstanding at June 30, 2022 and December 31, 2021, respectively. Each share of Series B Preferred Stock may be converted into one share of Common Stock.

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

The Company has authorized 250 shares, of Series C Preferred Stock of which 140 shares were issued and outstanding December 31, 2020. In July 2021 each share of the Series C Preferred Stock automatically converted into one share of Common Stock on the one-year anniversary of the issuance date. At June 30, 2022 and December 31, 2021, no shares of Series C Preferred Stock were issued and outstanding.

Series D Preferred Stock

The Company had authorized 500,000 shares of Series D Preferred Stock, par value of $0.00001 per share (the “Series D Preferred Stock”), of which 500,000 shares were issued and outstanding at June 30, 2022 and December 31, 2021, respectively. Each share of the Series D Preferred Stock may be converted into 1,000 shares of Common Stock.

Common Stock

The Company has authorized 2,500,000,000 shares of the Common Stock, respectively, of which 1,709,122,945 shares were issued and outstanding at June 30, 2022, and 1,004,709,546 were issued and outstanding at December 31, 2021.

Equity Transactions

On April 1, 2022, the Company granted 1,000,000 shares of Common Stock to Peter Troy pursuant to that certain Employment Agreement dated October 1, 2021, by and between Mr. Troy and the Company. At the date of grant, the fair market value of the shares was $0.0085 per share based on the closing price of the Common Stock, for a total value of $8,500.

During the six months ended June 30, 2022, the Company issued an aggregate of 678,413,399 shares of Common Stock with a fair value of $5,859,165 upon the conversion of $2,600,000 of principal, and $137,128 of accrued interest on its secured convertible debentures, at an average price of $0.0040 (see Note 9).

During the six months ended June 30, 2022, and in connection with the issuance of the debenture, the Company issued to the lender 25,000,000 shares of the Company’s common stock at a price of $0.0040 per share (see Note 8). The fair value of the 25,000,000 shares issued was $135,000 and recorded as a debt discount in the accompanying condensed consolidated balance sheet.

During the six months ended June 30, 2021, the Company issued an aggregate of 55,464,596 shares of Common Stock with a fair value of $1,122,984 upon the conversion of $1,100,000 of principal, and $22,882 of accrued interest on its secured convertible debentures, at an average price of $0.0204.

During the six months ended June 30, 2021, the Company issued 9,000,000 shares of its Common Stock with a fair value of $270,900 for the acquisition of S and S.

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

The 120,000,000 shares of the Common Stock were issued to Mr. Clark, as follows: (i) on October 28, 2015, the Company issued 30,000,000 of such shares; (ii) on March 2, 2016, the Company issued 40,000,000 of such, and (iii) on Mary 16, 2016, the Company issued 50,000,000 of such shares. On April 19, 2018, (i) 40,000,000 shares were cancelled and returned to the Company, and on July 31, 2019, (ii) an additional 50,000,000 shares were cancelled and returned to the Company. Accordingly, as of December 31, 2019, the Company owed to Mr. Clark an aggregate of 170,000,000 shares to be reissued to him upon his request pursuant to the terms of the oral agreement with him which were valued at $1,386,497 based on their fair value at the date of grant. The common shares issuable balance at June 30, 2022 and December 31, 2021 were $1,386,497.

Summary of Warrants

A summary of warrants for the six months ended June 30, 2022, is as follows:

		Weighted
	Number	Average
	of	Exercise
	Warrants	Price
Balance outstanding, December 31, 2021	170,000,000	$0.03
Warrants granted	8,333,333	0.03
Warrants exercised	-	-
Warrants expired or forfeited	-	-
Balance outstanding, June 30, 2022	178,333,333	$0.03
Balance exercisable, June 30, 2022	178,333,333	$0.03

Information relating to outstanding warrants at June 30, 2022, summarized by exercise price, is as follows:

	Outstanding			Exercisable
Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.03	158,333,333	2.01	$0.03	158,333,333	$0.03
$0.05	20,000,000	0.87	$0.05	20,000,000	$0.02
	178,333,333	1.89	$0.03	178,333,333	$0.03

Based on the fair market value of $0.0086 per share on June 30, 2022, there was no intrinsic value attributed to both the outstanding and exercisable warrants at June 30, 2022.

In connection with the issuance of convertible secured debentures on May 2, 2022 (see Note 9), the Company granted warrants with a relative fair value of $103,000 to purchase up to an aggregate of 8,333,333 shares of the Common Stock. Each warrant has a three-year term from issuance and is immediately exercisable at an exercise price of $0.03 per share, subject to adjustment. The relative fair value of these options at grant date was approximately $103,000, which was determined using a Black-Scholes-Merton option pricing model with the following assumptions: fair value of our stock price of $0.0180 per share, the expected term of three years, volatility of 132%, dividend rate of 0%, and risk-free interest rate of 2.16%.

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to June 30, 2022, the Company issued an aggregate of 72,033,921 shares of Common Stock upon the conversion of $300,000 of principal, and $2,542 of accrued interest on its secured convertible debentures, at an average price of $0.0042 (see Note 9).

Pursuant to a Securities Purchase Agreement dated July 28, 2022 (the “SPA”), the Company completed a private placement of a Senior Secured Promissory Note (the “Senior Note”) with an initial principal amount of $595,000 and the grant of a common stock purchase Warrant (the “Warrant”) that is exercisable for the purchase of up to an aggregate of 100,000,000 million shares (the “Warrant Shares”) of its Common Stock with an otherwise unrelated third-party investor (the “Investor”). In addition, to secure the Company’s obligations to the Investor under the Senior Note, the Company also entered into a Security Agreement (the “Security Agreement”) with and in favor of the Investor. The Company’s subsidiaries are also parties to the Security Agreement.

The transactions contemplated by the SPA were consummated on July 29, 2022 (the “Issue Date”). Upon the funding, the Company sold and issued the Senior Note and granted the Warrant. Pursuant to the SPA, the purchase price for the Senior Note was $595,000, less $92,325 in fees, which consisted of an 8% “original issue discount” of $47,500, due diligence and structuring fees of $38,325, and $6,500 for the Investor’s legal fees.

The Senior Note is due 12 months from its issuance date and is secured by all of the Company’s assets and the assets of each of its subsidiaries pursuant to the Security Agreement. The security interest granted to the Investor under the Security Agreement is subordinate to the continuing security interest that remains in effect pursuant to the previous grant of a security interest in connection with a still-outstanding debenture to an earlier investor. Initially, the Senior Note is convertible into shares of the Company’s Common Stock (the “Conversion Shares”) at a fixed conversion price of $0.0045 per share, subject to adjustment due to merger, consolidation, exchange of shares, recapitalization, reorganization, or similar event as set forth in the Senior Note (the “Conversion Price”). The Senior Note contains an adjustment provision that, subject to certain exceptions, reduces the conversion price if the Company issues shares of its Common Stock or common stock equivalents at a price lower than the then-current Conversion Price of the Senior Note. Upon any stock splits, reverse stock splits, distributions, stock dividends, or other similar event, the Investor will be entitled to participate in such an event on an “as converted” basis. The Senior Note is subject to a “conversion blocker” such that the Investor cannot convert any portion of the Senior Note that would result in the Investor and its affiliates holding more than 4.99% of the then-issued and outstanding shares of the Company’s Common Stock following such conversion (excluding, for purposes of such determination, shares of the Common Stock issuable upon conversion of the Senior Note or exercise of the Warrant that had not then been converted or exercised, respectively). The Investor does not have the right to convert the Senior Note until six months after the Issue Date. The Senior Note accrues interest at an annual rate equal to 10% and is due and payable on its maturity date (or sooner if the Investor converts the Senior Note or otherwise accelerates the maturity date, as provided for in the Senior Note). Interest is payable in cash on the maturity date or, in shares of the Common Stock at the then-current Conversion Price if the Investor converts the Senior Note or otherwise accelerates the maturity date, as provided for in the Senior Note.

At our option, the Company has the right to redeem, in full, the outstanding principal and interest under the Senior Note prior to its maturity date; provided, that, as of the date of the then-holder’s receipt of the redemption notice there has not been an Event of Default. The Company must pay an amount equal to the principal amount being redeemed plus outstanding and accrued interest thereon, as well as a $750 administrative fee (the “Redemption Amount”). The Company must provide seven Trading Days’ (as such term is defined in the Senior Nate) prior notice to the then-holder of the Senior Note of its intent to make a redemption. If such notice of redemption is received six months after the Issue Date, the then-holder has the right to convert the Senior Note prior to such redemption.

The Company also granted the Warrant to purchase up to an aggregate of the 100,000,000 Warrant Shares. The Warrant has a five-year term and is immediately exercisable at an exercise price of $0.0045 per share, subject to adjustment and is exercisable by the then-holder on a “cashless” basis.

The Warrant contains an adjustment provision that, subject to certain exceptions, reduces the exercise price if the Company issues shares of its Common Stock or common stock equivalents at a price lower than the then-current exercise price of the Warrant. Any stock splits, reverse stock splits, recapitalizations, mergers, combinations and asset sales, stock dividends, and similar events will result in an equitable adjustment of the exercise price of the Warrant and also, in certain circumstances, the number of Warrant Shares. The Warrant is subject to an “exercise blocker,” such that the Investor cannot exercise any portion of the Warrant that would result in the Investor and its affiliates holding more than 4.99% of the then-issued and outstanding shares of the Company’s Common Stock following such exercise (excluding, for purposes of such determination, shares of the Common Stock issuable upon exercise of the Warrant or conversion of the Senior Note that had not then been exercised or converted, respectively).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the three and six months ended June 30, 2022 and 2021 should be read in conjunction with the financial statements and related notes and the other financial information that are included elsewhere in this Quarterly Report. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements,” and “Description of Business” sections in this Annual Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Annual Report and other filings with the SEC, reports to our stockholders, and news releases. All statements that express expectations, estimates, forecasts, or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements.

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

Results of Operations

Overview

Our business has grown rapidly since inception in 2015, and we anticipate that our business will continue to grow significantly. In the three months ended June 30, 2022, the Company saw an increase in growth compared to the same period of the prior year period, as distribution by our current distributors and new distributors, who were, and whose clients were, affected by COVID-19 had resumed and saw fewer COVID-19 pandemic-related distribution impacts. The Company acquired S and S Beverage, Inc. (“S and S”), in early 2021, which increased our product variety, resulting in the commencement of new distribution contracts.

We derive our revenue from sales of our products to online consumers, to resellers, and to distributors, Product sales to resellers include sales to convenience stores, grocery stores, and smoke and gift shops that complement our current product offering. Product sales to distributors include four energy drinks, our HighDrate CBD-infused energy waters, and our apparel, such as t-shirts and hats. In early 2021, we broadened our product line to include Ooh La Lemin lemonade. We also distribute our products and other companies’ products at retail. In late 2021, we expanded our distribution operations with the addition of a second distribution center.

We have experienced and expect to continue to experience substantial growth in our operations as we seek to expand through additional products and acquisitions that complement our current product offerings. We expect that revenue will continue to increase in fiscal year 2022 compared to fiscal year 2021, as distribution by our current distributors, who were, and whose clients were, affected by COVID-19 has resumed and we expect to see fewer COVID-19 pandemic-related distribution impacts for fiscal year 2022. Based on those expectations, we now anticipate signing more favorable agreements with larger, reputable tier 1 and mid-size distributors, big box stores, and grocery chains. The following is a more detailed discussion of our financial condition and results of operations for the period presented.

Impact of Inflation

Recent inflationary trends have led to a moderate increase in some of the costs to produce and ship our products. To date, we have not passed the increases in those costs to our consumers. Continued prolonged periods of inflationary pressure on some or all of those costs could have a material adverse effect on our profit margins from sales of those products or could require us to increase prices for those products, which could reduce consumer demand for those products.

Three Months ended June 30, 2022 compared to Three Months ended June 30, 2021

Overview

As reflected in the accompanying financial statements, during the three months ended June 30, 2022, we incurred a net loss of approximately $1,388,525, compared to a net loss of approximately $373,214 for the three months ended June 30, 2021.

The following is a more detailed discussion of our financial condition and results of operations for the period presented, along with prior periods.

Revenue

The following table presents our net revenues, by revenue source, and the period-over-period percentage change, for the period presented:

	Three Months Ended June 30,
	2022	2021
Revenue Source	Revenue	Revenue	% Change
Distributors	$219,790	$414,937	(47)%
Amazon and Walmart Marketplace	44,565	39,256	14%
Online Sales	13,709	21,843	(37)%
Retail	927,614	328,848	182%
Shipping	4,420	5,725	(23)%
Sales Returns and Allowances	(36,700)	(19,800)	85%
Net Revenues	$1,173,398	$790,809	48%

The following table presents our net revenues by product lines for the periods presented:

	Three Months Ended June 30,
	2022	2021
Product Line	Revenue	Revenue	% Change
Hemp Energy Drinks	$50,792	$113,434	(55)%
CBD Energy Waters	17,249	31,682	(46)%
Lemonade Drinks	209,976	329,893	(36)%
Apparel	47	1,027	(95)%
Retail	927,614	328,848	182%
Shipping	4,420	5,725	(23)%
Sales returns and allowance	(36,700)	(19,800)	85%
Net Revenues	$1,173,398	$790,809	48%

During the three months ended June 30, 2022, we reported net revenues of approximately $1,173,398, which is an increase of approximately $382,589, or approximately 48%, compared to net revenues of approximately $790,809 for the three months ended June 30, 2021. An increase of approximately $598,881 of our revenue is attributable to increased retail revenue, while our product sales decreased in net revenue by approximately $216,290. We attribute the significant increase in retail revenue to attaining a larger percentage of the territory in which the Company distributes, including the addition of a third distribution hub in late fiscal 2021 and the hiring of additional employees to service this territory. We attribute the decrease in product sales to certain delays in production of a new product line and existing product lines, as well as to a change-over in our customer mix from the prior period due to a non-repetitive, regional, one-off customer relationship in the prior period and a different regional customer imposing slotting fees in the current period (which fees we declined to pay). We anticipate that the rollout of our drink products with a national retailer will commence late in the third quarter. Additionally, the Company experienced delays in the rebranding of our hemp product line and the subsequent production. We expect that our product revenue will increase in the remaining fiscal year 2022 compared to fiscal year 2021, and we do not anticipate further delays. Additionally, the Company hired additional sales personnel to lead sales efforts as the Company expands into new territories and the Company anticipates signing more favorable agreements with larger, reputable tier 1 and mid-size distributors, big box stores, and grocery chains. In addition, we anticipate that our retail revenue will continue to increase as we broaden our customer base with increased distribution to additional grocery and convenience chains.

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

During the three months ended June 30, 2022, we reported cost of revenues of approximately $885,517, which is an increase of approximately $198,837, or approximately 29%, compared to approximately $686,706 for the three months ended June 30, 2021. This increase is attributed to an increase in sales in both our products and retail distribution in 2022, compared to the prior year period. The cost of revenues increase was less than the increase in revenues. This is primarily attributed to increased costs in the prior period in obtaining our ingredients for our products, for production of our products, and for shipping our products. We expect that we will continue to see an increased cost of revenues in the remaining fiscal year 2022, primarily due to an anticipated increase in revenues. In addition, as the cost of shipping our products continues to remain elevated, we also anticipate increased costs for obtaining our ingredients for our products, increased costs for production of our products, and increased costs of shipping our products. We continue to seek alternative methods to reduce costs for production and the cost of shipping our products in fiscal year 2022.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses (“SG&A”) expenses consist primarily of professional fees, salaries and wages, advertising, rent, travel expenses, sponsorships, and general office and administrative expenses related to maintaining our facilities. Selling, general and administrative expenses increased in the three months ended June 30, 2022, to approximately $1,031,515 from approximately $644,052, an increase of approximately $387,463 over the same period last year. The increase was driven by increased operating expenses associated with hiring additional sales employees, advertising and marketing, travel expenses, legal and accounting fees, rent related to an additional distribution warehouse, vehicle and shipping expenses, and partially offset by lower professional fees. We expect that, as we expand our business operations, SG&A expenses will continue to increase.

We expect that as we expand our business operations and continue to incur additional corporate-related expenses associated with our status as a fully registered issuer with the SEC under the Securities Exchange Act of 1934, SG&A expenses will continue to increase.

Other Income and Expenses

Other expense for the three months ended June 30, 2022 was approximately $644,891, as compared to other income of approximately $166,735 for the three months ended June 30, 2021. The change was attributable to the increase in interest expense of approximately $91,503 related to increased debt levels and debt amortization, the decrease in the change in the fair value of derivative liabilities of approximately $19,497, a loss on debt extinguishment of approximately $326,230, and financing costs of $286,000, which did not occur in the prior year period, all of which changes are non-cash expenses.

Net Loss

We incurred a net loss of approximately $1,388,525 for the three months ended June 30, 2022, an increase of approximately $1,015,311 compared to the prior year period in which we incurred a net loss of approximately $373,214. The three month net loss is primarily due to increased gross profit offset by increased SG&A expenses and the increase in other expenses, as discussed above.

Six Months ended June 30, 2022 compared to Six Months ended June 30, 2021

Overview

As reflected in the accompanying financial statements, during the six months ended June 30, 2022, we incurred a net loss of approximately $4,975,087 and used cash in operations of approximately $1,619,355, compared to a net loss of approximately $2,192,939 and used cash in operations of approximately $875,555 for the six months ended June 30, 2021. As of June 30, 2022, we had a stockholders’ deficit of approximately $2,991,280.

The following is a more detailed discussion of our financial condition and results of operations for the period presented, along with prior periods.

Revenue

The following table presents our net revenues, by revenue source, and the period-over-period percentage change, for the period presented:

	Six Months Ended June 30,
	2022	2021
Revenue Source	Revenue	Revenue	% Change
Distributors	$413,107	$672,873	(39)%
Amazon and Walmart Marketplace	80,089	77,759	3%
Online Sales	22,316	40,047	(44)%
Retail	1,719,015	509,130	238%
Shipping	5,802	10,588	(45)%
Sales Returns and Allowances	(71,800)	(57,417)	25%
Net Revenues	$2,168,529	$1,252,980	73%

The following table presents our net revenues by product lines for the periods presented:

	Six Months Ended June 30,
	2022	2021
Product Line	Revenue	Revenue	% Change
Hemp Energy Drinks	$118,574	$201,926	(41)%
CBD Energy Waters	41,588	51,762	(20)%
Lemonade Drinks	354,238	535,733	(34)%
Apparel	112	1,258	(91)%
Retail	1,719,015	509,139	238%
Shipping	5,802	10,588	(25)%
Sales returns and allowance	(71,800)	(57,417)	25%
Net Revenues	$2,168,529	$1,252,980	73%

During the six months ended June 30, 2022, we reported net revenues of approximately $2,168,529, which is an increase of approximately $915,549, or approximately 73%, compared to net revenues of approximately $1,252,980 for the six months ended June 30, 2021. An increase of approximately $1,209,999 of our revenue is attributable to increased retail revenue, while our product sales decreased in net revenue by approximately $294,450. We attribute the significant increase in retail revenue to attaining a larger percentage of the territory in which the Company distributes, including the addition of a third distribution hub in late fiscal 2021 and the hiring of additional employees to service this territory. We attribute the decrease in product sales to certain delays in production of a new product line and existing product lines, as well as to a change-over in our customer mix from the prior period due to a non-repetitive, regional, one-off customer relationship in the prior period and a different regional customer imposing slotting fees in the current period (which fees we declined to pay). We anticipate that the rollout of our drink products with a national retailer will commence late in the third quarter. Additionally, the Company experienced delays in the rebranding of our hemp product line and the subsequent production. We expect that our product revenue will increase in the remaining fiscal year 2022 compared to fiscal year 2021, and we do not anticipate further delays. Additionally, the Company hired additional sales personnel to lead sales efforts as the Company expands into new territories and the Company anticipates signing more favorable agreements with larger, reputable tier 1 and mid-size distributors, big box stores, and grocery chains. In addition, we anticipate that our retail revenue will continue to increase as we broaden our customer base with increased distribution to additional grocery and convenience chains.

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

During the six months ended June 30, 2022, we reported cost of revenues of approximately $1,735,393, which is an increase of approximately $734,822, or approximately 73%, compared to approximately $1,000,571 for the six months ended June 30, 2021. This increase is attributed to an increase in sales in both our products and retail distribution in 2022, compared to the prior year period. The cost of revenues increase was comparable to the increase in revenues for the same period. We expect that we will continue to see an increased cost of revenues in the remaining fiscal year 2022, primarily due to an anticipated increase in revenues. In addition, as the cost of shipping our products continues to remain elevated, we also anticipate increased costs for obtaining our ingredients for our products, increased costs for production of our products, and increased costs of shipping our products. We continue to seek alternative methods to reduce costs for production and the cost of shipping our products in fiscal year 2022.

Selling, General and Administrative Expenses

SG&A expenses consist primarily of professional fees, salaries and wages, advertising, rent, travel expenses, sponsorships, and general office and administrative expenses related to maintaining our facilities. Selling, general and administrative expenses increased in the six months ended June 30, 2022, to approximately $1,970,851 from approximately $1,212,732, an increase of approximately $939,336 over the same period last year. The increase was driven by increased operating expenses associated with hiring additional sales employees, advertising and marketing, travel expenses, legal and accounting fees, rent related to an additional distribution warehouse, vehicle and shipping expenses, and partially offset by lower professional fees. We expect that, as we expand our business operations, SG&A expenses will continue to increase.

We expect that as we expand our business operations and continue to incur additional corporate-related expenses associated with our status as a fully registered issuer with the SEC under the Securities Exchange Act of 1934, SG&A expenses will continue to increase.

Other Income and Expenses

Other expense for the six months ended June 30, 2022 was approximately $3,412,372, as compared to other expense of approximately $1,232,616 for the six months ended June 30, 2021. The change was attributable to the decrease in interest expense of approximately $608,512 related to our debt levels and debt amortization, the increase in the change in the fair value of derivative liabilities of approximately $1,546,631, a loss on debt extinguishment of approximately $873,040, and financing costs of $286,000, which did not occur in the prior year period, all of which changes are non-cash expenses.

Net Loss

We incurred a net loss of approximately $4,950,087 for the six months ended June 30, 2022, an increase of approximately $2,757,148 compared to the prior year period in which we incurred a net loss of approximately $2,192,939. This net loss is primarily due to increase in gross profit, offset by increased SG&A expenses and the increase in other expenses, as discussed above.

Liquidity and Capital Resources

Going Concern

We have incurred operating losses since inception and have negative cash flow from operations since inception. As of June 30, 2022, we had a stockholders’ deficit of approximately $2,991,280 and we incurred a net loss of approximately $4,950,087 during the six months ended June 30, 2022. We also utilized cash in operations of approximately $1,619,355 during the six months ended June 30, 2022. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flow from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations.

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

Notes Payable with Related Parties

Notes payable with related parties consists of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

Note payable – related party (a)	$1,352,651	$1,352,651
Note payable – related party (b)	200,000	-
Note payable – related party (c)	125,500	125,500
Note payable – related party (e)	50,500	53,500
Total notes payable – related parties	1,728,651	1,531,651
Notes payable – related parties, current portion	(1,728,651)	(6,000)
Notes payable – related parties, net of current portion	$-	$1,525,651

(a)	On April 4, 2019, the Company entered into an unsecured Line of Credit Agreement with Robert Clark. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $1,500,000. Advances under this line of credit bear interest at the rate of 3.75 percent per annum. The line of credit matures on April 4, 2023, at which time all outstanding principal amounts and accrued interest are due and payable. At June 30, 2022 and December 31, 2021, outstanding principal was $1,352,651 and $1,352,651, respectively.

(b)	On May 6, 2022, the Company entered into an unsecured Line of Credit Agreement with Robert Clark. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $300,000. Advances under this line of credit bear interest at the rate of 3.75 percent per annum. The line of credit matures on May 6, 2023, at which time all outstanding principal amounts and accrued interest are due and payable. At June 30, 2022 the outstanding principal was $200,000.

(b)	On August 29, 2019, the Company entered into a unsecured Line of Credit Agreement with Robert Clark. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $200,000. Advances under this line of credit bear interest at the rate of 3.75 percent per annum. The line of credit matures on August 29, 2022, at which time all outstanding principal amounts and accrued interest are due and payable. At June 30, 2022 and December 31, 2021, outstanding principal was $125,500 and $125,500, respectively.

(c)	On February 19, 2019, the Company issued an unsecured Standard Promissory Note in Favor of Robert Clark, as lender, in the original principal amount of $70,000. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The note bears no interest. Principal payments of $500 per month commenced in March 2019, with final payment due in March 2021. On March 15, 2022, the Company issued an Amendment to the original issued Standard Promissory Note in Favor of Robert Clark for the remaining outstanding principal of $58,000. Principal payment of $500 per month, with final payment due in March 2023. The outstanding principal balance of this note at December 31, 2021 was $53,500. During the six months ended June 30, 2022, the Company made principal payments of $3,000, leaving an outstanding principal balance of $50,500 at June 30, 2022.

At December 31, 2021, accrued interest on notes payable to related parties was $95,873. During the six months ended June 30, 2022, the Company added $27,033 of additional accrued interest, leaving an accrued interest balance on the notes payable to related parties of $122,906 at June 30, 2022. Accrued interest in included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

Notes Payable

Notes payable consists of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

Note payable (a)	$30,193	$33,312
Note payable (b)	39,389	-
Note payable (c)	250,000	-
Less debt discount (c)	(99,031)	-
Total notes payable, net	220,551	33,312
Notes payable, current portion	(198,332)	(7,974)
Notes payable, net of current portion	$22,219	$25,338

(a)	On August 21, 2021, the Company financed the purchase of a vehicle for $34,763, after making a down payment of $20,000. The loan term is for 60 months, annual interest rate of 5.44%, with monthly principal and interest payments of $665, and secured by the purchased vehicle. At December 31, 2021, the loan balance was $33,312. During the six months ended June 30, 2022, the Company made principal payments of $3,119, leaving a loan balance of $30,193 at June 30, 2022, of which $7,974 was recorded as the current portion of loan payable on the accompanying Condensed Consolidated Balance Sheet.

(b)	In April 2021, the Company entered into a Line of Credit Agreement with Wells Fargo Bank. The Line of Credit is personally guaranteed by Robert Clark, the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $42,000. Advances under this line of credit bear interest at the rate of 11.50 percent per annum. The line of credit matures in 2023, at which time all outstanding principal amounts and accrued interest are due and payable. At June 30, 2022 the outstanding principal was $39,389, which was recorded as the current portion of loan payable on the accompanying Condensed Consolidated Balance Sheet.

(c)	On March 25, 2022, the Company entered into a secured debenture with an otherwise unaffiliated individual in the principal amount of $250,000. The secured note payable matures on March 24, 2023, and bears interest at the rate of 0.97 percent per annum. The secured debenture is secured by nine (9) identified motor vehicles of the Company. In connection with the issuance of the debenture, the Company issued to the lender 25 million shares of the Company’s common stock at a price of $0.004 per share. The Company determined the fair value of the 25 million shares was $135,000, which was recorded as a debt discount against the secured debenture. As of June 30, 2022, the outstanding balance of the secured debentures amounted to $250,000 and the unamortized debt discount was $99,031, which was recorded as the current portion of loan payable on the accompanying Condensed Consolidated Balance Sheets.

At December 31, 2021, there was no accrued interest on the notes payable. During the six months ended June 30, 2022, the Company added $651 of additional accrued interest, leaving an accrued interest balance on the notes payable of $651 at June 30, 2022. Accrued interest in included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

Secured Convertible Debentures

Secured debentures that are payable to an otherwise unaffiliated third party consists of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

YA II PN, Ltd.	$900,000	$3,000,000
Less debt discount	(790,270)	(2,150,067)
Secured debentures, net	$109,730	$849,933

During the year ended December 31, 2021, the Company issued secured debentures to an otherwise unaffiliated third-party investor (the “Selling Stockholder”) in the aggregate of $4,500,000. The debentures are secured by all tangible and intangible assets of the Company and are also convertible into shares of our common stock at a conversion price of $0.03 per share or a per share amount equivalent to the weighted average (among the principal of the debentures) of 76.7% of the lowest VWAP of the Company’s common stock during the 15 trading days immediately preceding the conversion date, whichever is lower. As the ultimate determination of shares to be issued upon conversion of these debentures can exceed the current number of available authorized shares, we determined that the conversion features of these convertible debentures are not considered indexed to our Company’s own capital stock and characterized the fair value of the conversion features as derivative liability. In connection with the issuances of the debentures, the Company granted to the Selling Stockholder warrants to purchase up to 170 million shares of the Company’s common stock. The warrants are exercisable at $0.03 per share. Twenty million of the warrants will expire on May 14, 2023, 50 million of the warrants will expire on February 10, 2024, and 100,000,000 of the warrants will expire on August 20, 2024. As a result of these issuances and grants, we incurred the following (a) derivative liability of $3,982,000 related to the conversion feature of the debentures; (b) relative fair value of the warrants granted of $1,581,000; and (c) and original issue discounts of $195,000 of the debentures for a total of $5,758,000, of which, $4,423,000 was accounted as debt discount and the remaining $1,335,000 as financing costs. The debt discount is being amortized to interest expense over the term of the corresponding debentures. As of December 31, 2021, the unamortized debt discount was $2,150,067.

On May 5, 2022, the Company issued similar debentures to the Selling Stockholder in the aggregate amount of $500,000. The debentures bear interest at a rate of 8% per annum, secured by all of the tangible and intangible assets of the Company and are also convertible into shares of the Company’s common stock at a conversion price of $0.03 per share or 80% of the lowest daily volume weighted average price (“VWAP”) of Common Stock during the 10 trading days immediately preceding the conversion date. As the ultimate determination of shares of common stock to be issued upon conversion of these debentures can exceed the current number of available authorized shares, the Company determined that the conversion features of these debentures are not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as a derivative liability (see Note 10). In connection with the issuances of these debentures, the Company also granted to the selling stockholder warrants to purchase up to 8,333,333 shares of common stock. The warrants are exercisable at $0.03 per share and will expire in three years from their grant date. As a result of these issuances, the Company incurred the following (a) derivative liability of $546,000 related to the conversion feature of the debentures; (b) relative fair value of the warrants granted of $81,000; and (c) and original issue discount of $25,000 for a total of $674,000, of which, $500,000 was accounted as debt discount and the remaining $152,000 as financing costs. The debt discount is being amortized to interest expense over the term of the corresponding debentures. During the year ended December 31, 2021, the Company amortized debt discount of $443,793 to interest expense.

During the six months ended June 30, 2022, the Selling Stockholder converted principal of $2,600,000 and accrued interest of $137,128, or a total $2,737,128, into 678,413,399 shares of common stock with a fair value of $5,859,165. The Company followed the general extinguishment model to record the conversions and settlement of the debt. The debt and accrued interest totaled $2,737,128, the related unamortized debt discount totaled $790,270, and the shares issued were measured at their respective fair value upon conversion which amounted to $5,859,165. In addition, the bifurcated conversion option derivatives, after a final mark-up to $3,639,000, were also removed. As a result, the Company recorded a loss on extinguishment of debt of $873,040.

As of December 31, 2021, the outstanding balance of the secured debentures amounted to $3,000,000, with an unamortized debt discount of $2,150,067, or a net balance of $849,933. As of June 30, 2022, the outstanding balance of the secured debentures amounted to $900,000, with an unamortized debt discount of $790,270, or a net balance of $109,730. During the six months ended June 30, 2022, the Company amortized debt discount of $444,793 to interest expense.

As of June 30, 2022, 161,707,234 shares of common stock were potentially issuable under the conversion terms of the two partially converted outstanding debentures.

At December 31, 2021, accrued interest on the convertible notes payable was $54,110. During the six months ended June 30, 2022, the Company added $77,785 of additional accrued interest, and converted $137,128 of accrued interest into common stock, leaving an accrued interest balance on the convertible notes payable of $4,767 at June 30, 2022. Accrued interest in included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

Cash Flows

In summary, our use of cash has been as follows:

For the Six Months Ended June 30, 2022
Net cash used in operating activities	$(1,619,356)
Net cash used in investing activities	$(24,168)
Net cash provided by financing activities	$945,886

Operating Activities

Cash provided by or used in operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, financing costs, changes in allowance for doubtful accounts, loss on extinguishment of debt, and the change in the fair value of our derivative liabilities, stock-based compensation, and the effect of changes in working capital and other activities. Cash used in operating activities for the six months ended June 30, 2022 was approximately $1,619,355 and consisted of a net loss of approximately $4,950,087, adjustments for non-cash items, depreciation, amortization, financing costs, loss on extinguishment of debt, loss on the change in fair value of derivative liabilities, and stock based compensation, which in the aggregate total approximately $3,464,684, and approximately $113,952 used in working capital and other activities.

Investing Activities

Cash used in investing activities for six months ended June 30, 2022 was approximately $24,168 and was attributable to capital expenditures.

Financing Activities

Cash provided by financing activities for six months ended June 30, 2022 was approximately $945,886 and was comprised of proceeds from a notes payable of $964,389, offset by payment on our line of credit to related party of $3,000, payments of our acquisition obligations of $8,586, payment of our note payable of $3,119, and payment of finance lease obligations of $3,798.

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

The accounting policies that we follow are set forth in Note 2, Summary of Significant Accounting Policies, of our consolidated financial statements for the period ended June 30, 2022. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the consolidated financial statements.

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

During the prior year, the Company consolidated and restructured its operations. The Company now operates in one segment for the manufacture and distribution of our products and those of otherwise unrelated beverage products. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in economic characteristics; nature of products and services; and procurement, manufacturing, and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying financial statements.

Stock-Based Compensation

FASB’s ASC Topic 718, Stock Compensation (formerly, FASB Statement 123R), prescribes accounting and reporting standards for all stock-based payment transactions in which employee and non-employee services are acquired. We measure the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Fair value for restricted stock awards is valued using the closing price of our Common Stock on the date of grant. For our three and six months ending June 30, 2022, we recognized $85,000 of stock-based compensation expense. We recognized no stock-based compensation during the prior year period. See Note 13, Share-Based Compensation, of our consolidated financial statements for the six months ended June 30, 2022, for an additional description of our stock-based compensation that had a material effect on our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies to our consolidated financial statements for the period ended June 30, 2022 for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure control and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, the period covered in this Report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed with or incorporated by reference into this Quarterly Report.

3.1	Amended and Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.2	Amended and Restated By-Laws is incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.3	Certificate of Designation of the Preferences, Rights, and Limitations of the Series B Preferred Stock is incorporated herein by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.4	Certificate of Designation of the Preferences, Rights, and Limitations of the Series C Preferred Stock is incorporated herein by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.5	Certificate of Designation of the Preferences, Rights, and Limitations of the Series D Preferred Stock is incorporated herein by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.6	Certificate of Amendment to Amendment and Restated Certificate of Incorporation, is incorporated herein by reference to Exhibit 3.6 of Amendment No. 1 to the Company Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

4.1	Form of Debenture is incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

4.2	Warrant is incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

4.3	Form of Stand-alone Debenture is incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (File No.333-239883), filed with the SEC on December 14, 2020.

4.4	Form of Secured Convertible Debenture of the registrant sold and issued to YAII PN, Ltd., on February 11, 2021 is incorporated herein by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

4.4a	Form of Secured Convertible Debenture of the registrant sold and issued to YAII PN, Ltd., on February 11, 2021 is incorporated herein by reference to Exhibit 4.4a of the Company’s Quarterly Current Report on Form 10-Q, filed with the SEC on November 15, 2021.

4.5	Form of Warrant of the registrant granted to YAII PN, Ltd., on February 11, 2021 is incorporated herein by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

4.6	Form of Secured Convertible Debenture of the registrant sold and issued to YAII PN, Ltd., effective August 23, 2021 is incorporated herein by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

4.7	Form of Warrant of the registrant granted to YAII PN, Ltd., effective August 23, 2021 is incorporated herein by reference to Exhibit 4.7 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

4.8	Form of Secured Convertible Debenture of the registrant sold and issued to YAII PN, Ltd., effective May 4, 2022 is incorporated herein by reference to Exhibit 4.8 of the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2022.

4.9	Form of Warrant of the registrant granted to YAII PN, Ltd., effective May 4, 2022 is incorporated herein by reference to Exhibit 4.9 of the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2022.

4.10	Form of Secured Convertible Senior Note of the registrant sold and issued to Mast Hill Fund, L.P., dated July 28, 2022 is incorporated herein by reference to Exhibit 4.10 of the Company’s Current Report on Form 8-K, filed with the SEC on August 3, 2022.

4.11	Form of Warrant of the registrant granted to Mast Hill Fund, L.P., dated July 28, 2022 is incorporated herein by reference to Exhibit 4.11 of the Company’s Current Report on Form 8-K, filed with the SEC on August 3, 2022.

10.1	Securities Purchase Agreement by and between the Company and YAII PN, Ltd., dated May 14, 2020 is incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.2	Registration Rights Agreement by and between the Company and YAII PN, Ltd., dated May 14, 2020 is incorporated herein by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.3	Independent Contractor Agreement by and between Kona Gold LLC and OPTN Companies Inc., dated April 15, 2020 is incorporated herein by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.4	Board of Directors Offer Letter between the Company and Matthew Crystal, dated July 24, 2018 is incorporated herein by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.5	Board of Directors Offer Letter between the Company and William Jeffrey Outlaw, dated September 3, 2019 is incorporated herein by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.6	Form of Distribution Agreement is incorporated herein by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.7	Membership Interest Purchase Agreement by and among Elev8 Hemp LLC, PLAD, Inc., and the Company, dated October 10, 2016, is incorporated herein by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.8	Securities Exchange and Settlement Agreement by and between Elev8 Brands, Inc., and the Company, dated March 6, 2018, is incorporated herein by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.9	Securities Exchange and Settlement Agreement by and between Elev8 Brands, Inc., and the Company, dated November 26, 2019 is incorporated herein by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.10	Employment Agreement by and between Christopher Selinger and the Company, dated September 1, 2018 is incorporated herein by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.11	Lease Agreement by and between Kona Gold, LLC and Hay Investment Properties, Inc., dated June 1, 2018 is incorporated herein by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.12	Triple Net Lease Agreement by and between Gold Leaf Distribution, LLC and 3090 S. Hwy 14, LLC, dated May 22, 2019 is incorporated herein by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.13	Lease Modification Agreement by and between Gold Leaf Distribution, LLC and 3090 S. Hwy 14, LLC, dated April 21, 2020 is incorporated herein by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.14	Line of Credit Agreement by and between Robert Clark and Gold Leaf Distribution, LLC, dated August 29, 2019 is incorporated herein by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.15	Line of Credit Agreement by and between Robert Clark and Kona Gold, LLC, dated April 4, 2019 is incorporated herein by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.16	Line of Credit Agreement by and between Matthew Nicoletti and Kona Gold, LLC, dated May 5, 2018 is incorporated herein by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.17	Standard Promissory Note issued by Gold Leaf Distribution in favor of Robert Clark, dated February 19, 2019 is incorporated herein by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.18	Standard Promissory Note issued by Kona Gold, LLC in favor of Robert Clark, dated January 15, 2019 is incorporated herein by reference to Exhibit 10.18 of Amendment No. 1 to the Company Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.19	Employment Agreement by and between the Company and Robert Clark, dated August 12, 2015 is incorporated herein by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.20	Employment Agreement by and between the Company and Lori Radcliffe, dated October 8, 2019 is incorporated herein by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.20a	Employment Agreement Amendment by and between the Company and Lori Radcliffe, dated September 14, 2021 is incorporated herein by reference to Exhibit 10.20a of the Company’s Registration Statement on Form S-1, filed with the SEC on September 22, 2021.

10.21	Amendment to Employment Agreement by and between the Company and Robert Clark, dated December 1, 2016 is incorporated herein by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.22	Agreement by and between the Company and Ryan Dodd, dated May 1, 2019 is incorporated herein by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.23	Amendment to Employment Agreement by and between Christopher Selinger and Kona Gold Solutions, Inc., dated May 1, 2020 is incorporated herein by reference to Exhibit 10.23of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.24	Amendment to Employment Agreement by and between Christopher Selinger and the Company, dated January 1, 2019 is incorporated herein by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.25	Security Agreement by and between the Company and YAII PN, Ltd., dated May 14, 2020 is incorporated herein by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.26	Line of Credit and Security Agreement Modification Agreement by and between Kona Gold LLC and Robert Clark, dated April 1, 2020 is incorporated herein by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.27	Line of Credit and Security Agreement Modification Agreement by and between Gold Leaf Distribution LLC and Robert Clark, dated April 1, 2020 is incorporated herein by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.28	Terms of Oral Agreement between the Company and Robert Clark is incorporated herein by reference to Exhibit 10.28 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.29	Waiver Agreement by and between the Company and YAII PN, Ltd., dated October 14, 2020, is incorporated herein by reference to Exhibit 10.29 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.30	Paycheck Protection Promissory Note issued in favor of Wells Fargo Bank, N.A. dated May 4, 2020, is incorporated herein by reference to Exhibit 10.30 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.31	Paycheck Protection Promissory Note issued in favor of Wells Fargo Bank, N.A. dated May 4, 2020, is incorporated herein by reference to Exhibit 10.31 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.32	Securities Purchase Agreement by and between the Company and YAII PN, Ltd., dated November 30, 2020, is incorporated herein by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on December 14, 2020.

10.33	Form of Securities Purchase Agreement between the registrant and YAII PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.28 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.34	Form of Registration Rights Agreement by and between the registrant and YAII PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.29 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.35	Form of Amended and Restated Security Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.30 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.36	Form of Intellectual Property Security Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.31 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.37	Form of Amended and Restated Global Guaranty Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.32 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.38	Form of Securities Purchase Agreement between the registrant and YAII PN, Ltd., for a transaction that closed and funded on August 23, 2021 is incorporated herein by reference to Exhibit 10.38 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

10.39	Form of Registration Rights Agreement by and between the registrant and YAII PN, Ltd., for a transaction that closed and funded on August 23, 2021 is incorporated herein by reference to Exhibit 10.39 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

10.40	Form of Second Amended and Restated Security Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed and funded on August 23, 2021 is incorporated herein by reference to Exhibit 10.40 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

10.41	Form of Intellectual Property Security Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed and funded on August 23, 2021 is incorporated herein by reference to Exhibit 10.41 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

10.42	Form of Second Amended and Restated Global Guaranty Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed and funded on August 23, 2021 is incorporated herein by reference to Exhibit 10.42 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

10.43	Agreement of Lease by and between Gold Leaf Distribution, LLC and RFMD-SC, LLC, dated August 30, 2021 is incorporated herein by reference to Exhibit 10.43 of the Company’s Registration Statement on Form S-1, filed with the SEC on September 22, 2021.

10.44	Form of Securities Purchase Agreement between the registrant and YAII PN, Ltd., for a transaction that closed and funded on May 4, 2022 is incorporated herein by reference to Exhibit 10.44 of the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2022.

10.45	Form of Security Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed and funded on May 4, 2022 is incorporated herein by reference to Exhibit 10.45 of the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2022.

10.46	Form of Intellectual Property Security Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed and funded on May 4, 2022 is incorporated herein by reference to Exhibit 10.46 of the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2022.

10.47	Form of Global Guaranty Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed and funded on May 4, 2022 is incorporated herein by reference to Exhibit 10.47 of the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2022.

10.48	Form of Securities Purchase Agreement between the registrant and Mast Hill Fund, L.P., for a transaction that closed and funded on July 29, 2022 is incorporated herein by reference to Exhibit 10.48 of the Company’s Current Report on Form 8-K, filed with the SEC on August 3, 2022.

10.49	Form of Security Agreement of the registrant and its subsidiaries in favor of Mast Hill Fund, L.P., for a transaction that closed and funded on July 29, 2022 is incorporated herein by reference to Exhibit 10.49 of the Company’s Current Report on Form 8-K, filed with the SEC on August 3, 2022.

21.1	List of subsidiaries of the registrant is incorporated herein by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2021.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KONA GOLD BEVERAGE, INC.

August 12, 2022	By:	/s/ Robert Clark
Robert Clark
Chief Executive Officer

August 12, 2022	By:	/s/ Lori Radcliffe
Lori Radcliffe
Chief Financial Officer

