Form 10-Q
period 2022-09-30
KONA GOLD BEVERAGE, INC.
filed 2022-11-14
CIK 1802546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-56230

KONA GOLD BEVERAGE, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1915692
(State of incorporation)	(I.R.S. Employer Identification No.)

746 North Drive, Suite A, Melbourne, Florida	32934
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of November 14, 2022 was 1,841,368,987.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KONA GOLD BEVERAGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$270,793	$703,825
Accounts receivable, net of allowance for doubtful accounts of $20,661 and $11,926, respectively	56,105	15,993
Inventory, net of reserve for obsolescence of $150,000 and $150,000, respectively	1,007,879	574,811
Prepaids	-	278,707
Other current assets	17,898	30,373
Total current assets	1,352,675	1,603,709

NON-CURRENT ASSETS
Property, plant and equipment, net	370,518	348,037
Right-of-use asset, net	823,635	966,955
Intangible property, net	68,639	75,955
Deposits	15,125	15,125
Total assets	$2,630,592	$3,009,781

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,041,016	$541,123
Accrued compensation	159,583	329,583
Notes payable, net of discount of $155,281 and $0, respectively, current	479,260	7,974
Notes payable - related parties, current	1,787,151	6,000
Acquisition obligations, current	663,871	60,000
Lease liabilities, current	217,166	213,837
Convertible debt, net of discount of $564,416 and $2,150,067, respectively	530,584	849,933
Derivative liability	352,000	2,121,000
Total current liabilities	5,230,631	4,129,450

NON-CURRENT LIABILITIES
Notes payable - related parties, net of current	-	1,525,651
Notes payable, net of current	71,749	25,338
Acquisition obligations, net of current	-	615,317
Lease liabilities, net of current	677,866	838,883
Total liabilities	5,980,246	7,134,639

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred Stock, $.00001 par value, 5,700,250 shares authorized, 988,000 and 988,000 issued and outstanding, respectively	10	10
Common Stock, $.00001 par value, 2,500,000,000 authorized, 1,806,458,236 and 1,004,709,546, issued and outstanding, respectively	18,065	10,047
Common stock issuable (170,000,000 and 170,000,000 shares)	1,386,497	1,386,497
Additional paid-in capital	17,688,091	10,778,761
Accumulated deficit	(22,442,317)	(16,300,173)
Total stockholders’ deficit	(3,349,654)	(4,124,858)
Total liabilities and stockholders’ deficit	$2,630,592	$3,009,781

See notes to condensed consolidated financial statements

KONA GOLD BEVERAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES, NET	$1,130,546	$545,375	$3,299,075	$1,798,999
COST OF REVENUES	873,319	442,766	2,608,712	1,443,727
Gross profit	257,227	102,609	690,363	355,272

OPERATING EXPENSES
Selling, general and administrative expenses	1,075,044	756,110	3,045,895	1,968,841
LOSS FROM OPERATIONS	(817,817)	(653,501)	(2,355,532)	(1,613,569)
OTHER INCOME (EXPENSE)
Interest expense	(253,855)	(817,471)	(867,209)	(2,013,337)
Financing costs	-	-	(260,000)	-
Change in the fair value of derivative liability	148,000	(740,220)	(1,523,000)	(864,589)
Gain (loss) on extinguishment of debt	(268,810)	-	(1,141,850)	95,161
Other income (expense)	425	(19,523)	5,447	(27,065)
Total other income (expenses)	(374,240)	(1,577,214)	(3,786,612)	(2,809,830)

NET LOSS	$(1,192,057)	$(2,230,715)	$(6,142,144)	$(4,423,399)

NET LOSS PER COMMON SHARES:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic and diluted	1,760,650,640	829,027,793	1,580,864,982	863,927,095

See notes to condensed consolidated financial statements

KONA GOLD BEVERAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended September 30, 2022

(Unaudited)

	Common Stock		Preferred Stock		Common Shares		Additional		Total
	$.00001 Par		$.00001 Par		Issuable		Paid-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
June 30, 2022	1,709,122,945	$17,091	988,000	$10	170,000,000	$1,386,497	$16,855,382	$(21,250,260)	$(2,991,280)
Common stock issued for conversion of convertible debt and accrued interest	97,335,291	974					609,709		610,683

Warrants related to convertible notes							223,000		223,000

Net loss								(1,192,057)	(1,192,057)
Balance September 30, 2022 (Unaudited)	1,806,458,236	$18,065	988,000	$10	170,000,000	$1,386,497	$17,688,091	$(22,442,317)	$(3,349,654)

For the Nine Months Ended September 30, 2022

(Unaudited)

	Common Stock		Preferred Stock		Common Shares		Additional		Total
	$.00001 Par		$.00001 Par		Issuable		Paid-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance December 31, 2021	1,004,709,546	$10,047	988,000	$10	170,000,000	$1,386,497	$10,778,761	$(16,300,173)	$(4,124,858)
Common stock issued for conversion of convertible debt and accrued interest	775,748,690	7,758					6,462,090		6,469,848

Common stock issued with note payable recorded as debt discount	25,000,000	250					134,750		135,000

Common stock issued with employment agreement	1,000,000	10					8,490		8,500

Warrants related to convertible notes							304,000		304,000

Net loss								(6,142,144)	(6,142,144)
Balance September 30, 2022 (Unaudited)	1,806,458,236	$18,065	988,000	$10	170,000,000	$1,386,497	$17,688,091	$(22,442,317)	$(3,349,654)

For the Three Months Ended September 30, 2021

(Unaudited)

	Common Stock		Preferred Stock		Common Shares		Additional		Total
	$.00001 Par		$.00001 Par		Issuable		Paid-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
June 30, 2021	850,772,637	$8,508	988,140	$10	170,000,000	$1,386,497	$7,473,822	$(11,472,720)	$(2,603,883)
Common stock issued for conversion of convertible debt and accrued interest	29,195,472	292					406,360		406,652

Common stock issued for compensation	3,100,000	31					55,769		55,800

Warrants related to convertible notes							693,555		693,555

Preferred stock conversion to common stock	140	-	140	-			3	(3)	-

Net loss								(2,230,715)	(2,230,715)
Balance September 30, 2021 (Unaudited)	883,068,249	$8,831	988,280	$10	170,000,000	$1,386,497	$8,629,509	$(13,703,438)	$(3,678,591)

For the Nine Months Ended September 30, 2021

(Unaudited)

	Common Stock		Preferred Stock		Common Shares		Additional		Total
	$.00001 Par		$.00001 Par		Issuable		Paid-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance December 31, 2020	786,308,041	$7,864	988,140	$10	170,000,000	$1,386,497	$5,028,012	$(9,280,036)	$(2,857,653)
Common stock issued for conversion of convertible debt and accrued interest	84,660,068	846					1,528,789		1,529,635

Common stock issued for compensation	3,100,000	31					55,769		55,800

Common stock issued for acquisition	9,000,000	90					270,810		270,900

Warrants related to convertible notes							1,746,126		1,746,126

Preferred stock conversion to common stock	140	-	140	-			3	(3)	-

Net loss								(4,423,399)	(4,423,399)
Balance September 30, 2021 (Unaudited)	883,068,249	$8,831	988,280	$10	170,000,000	$1,386,497	$8,629,509	$(13,703,438)	$(3,678,591)

See notes to condensed consolidated financial statements

KONA GOLD BEVERAGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(Unaudited)	(Unaudited)
CASH USED IN OPERATING ACTIVITIES:
Net loss	$(6,142,144)	$(4,423,399)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	67,018	32,755
Right-of-use asset	143,320	(306,110)
Amortization of debt discount	702,675	-
Amortization of intangible assets	7,316	-
Change in allowance for doubtful accounts	35	-
Financing costs	260,000
Loss on extinguishment of debt	1,141,855	-
Loss on change in the fair value of derivative liabilities	1,523,000	-
Interest expense related to warrants on convertible debt	-	1,746,126
Common stock issued for compensation	8,500	55,800
Common stock issued for acquisition	-	270,900
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(40,147)	(74,223)
Decrease (increase) in inventory	(433,068)	(206,109)
Decrease (increase) in prepaids	278,707	(62,200)
Decrease (increase) in other current assets	12,475	(945)
Decrease (increase) in deposits	-	(6,250)
Increase (decrease) in accounts payable and accrued expenses	645,765	84,196
Increase (decrease) in accrued compensation	(170,000)	132,083
Increase (decrease) in derivative liability	-	864,589
Increase (decrease) in lease liability	(153,890)	306,110
Net cash used in operating activities	(2,148,583)	(1,586,677)

CASH USED IN INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(42,923)	(145,912)
Changes in goodwill		(1,275,938)
Changes in intellectual property	-	(5,256)
Net cash used in investing activities	(42,923)	(1,427,106)

CASH PROVIDED BY FINANCING ACTIVITIES:
Changes in line of credit - related party	-	(13,000)
Changes in acquisition obligations	(11,446)	590,418
Principal repayments of finance lease obligation	(3,798)	-
Proceeds from note payable – related party	260,000	-
Payment of note payable – related party	(4,500)	(217,000)
Proceeds from notes payable	542,000	34,763
Payments of notes payable	(5,598)	-
Proceeds from convertible debentures payable, net of expenses	981,816	3,029,636
Changes from PPP notes payable	-	22,326
Net cash provided by financing activities	1,758,474	3,447,143
Net cash increase (decrease) for period	(433,032)	433,360
Cash at beginning of period	703,825	113,168
Cash at end of period	$270,793	$546,528

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$27,065
Cash paid for interest	$533	$52,091

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of common shares issued as debt discount on note payable	$135,000	$-
Fair value of common shares issued on conversion of debentures and accrued interest	$6,469,848	$-
Derivative liability recorded on issuance of convertible note	$680,000	$
Note payable on vehicle purchase	$46,576	$-
Preferred stock conversion to common stock	$-	$3

See notes to condensed consolidated financial statements

KONA GOLD BEVERAGE, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND LIQUIDITY

The accompanying interim condensed consolidated financial statements of Kona Gold Beverages, Inc. (the “Company”, “we”, “us”, or “our”), are unaudited, but in the opinion of management contain all adjustments, including normal recurring adjustments, necessary to present fairly our financial position at September 30, 2022, and the results of operations and cash flows for the nine months ended September 30, 2022, and 2021. The balance sheet as of December 31, 2021, is derived from the Company’s audited financial statements.

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

The results of operations for the nine months ended September 30, 2022, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2022.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the nine months ended September 30, 2022, the Company recorded a net loss of $6,142,144 and used cash in operations of $2,148,583 and had a stockholders’ deficit of $3,349,654 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2021, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2022, the Company had cash on hand in the amount of $270,793. Subsequent to September 30, 2022, the Company raised an additional $250,000 through the sale of a secured promissory note. The Company believes it has sufficient cash and working capital to sustain operations through December 31, 2022. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

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

Sales are made to customers under terms allowing certain limited rights of return. The Company records an allowance and return for each quarter for 3% of total sales. The Company recorded sales return, and allowance for the three months ending September 30, 2022 and 2021 of $32,700 and $16,100, respectively, and the Company recorded sales return, and allowance for the nine months ending September 30, 2022 and 2021 of $104,500 and $43,459, respectively which is included in the revenues, net of sales returns and allowances in the accompanying Condensed Consolidated Statements of Operations.

The following table presents our net revenues, by revenue source, and the period-over-period percentage change, for the period presented:

	Three Months Ended September 30,
	2022	2021
Revenue Source	Revenue	Revenue	% Change
Distributors	$223,849	$150,929	48%
Amazon and Walmart Marketplace	30,334	41,669	(27)%
Online Sales	7,998	17,678	(55)%
Retail	897,549	347,247	159%
Shipping	3,516	4,451	(21)%
Sales Returns and Allowances	(32,700)	(16,599)	97%
Net Revenues	$1,130,546	$545,375	107%

	Nine Months Ended September 30,
	2022	2021
Revenue Source	Revenue	Revenue	% Change
Distributors	$635,605	$784,023	(19)%
Amazon and Walmart Marketplace	110,478	119,428	(7)%
Online Sales	30,494	57,725	(47)%
Retail	2,616,679	883,825	196%
Shipping	10,319	15,039	(31)%
Sales Returns and Allowances	(104,500)	(61,041)	71%
Net Revenues	$3,299,075	$1,798,999	83%

The following table presents our net revenues by product lines for the period presented:

	Three Months Ended September 30,
	2022	2021
Product Line	Revenue	Revenue	% Change
Hemp Energy Drinks	$25,743	$123,770	(79)%
CBD Energy Waters	13,686	28,491	(52)%
Lemonade Drinks	222,689	57,911	285%
Apparel	63	104	(39)%
Retail	897,549	347,247	159%
Shipping	3,516	4,451	(21)%
Sales returns and allowance	(32,700)	(16,599)	97%
Net Revenues	$1,130,546	$545,375	107%

	Nine Months Ended September 30,
	2022	2021
Product Line	Revenue	Revenue	% Change
Hemp Energy Drinks	$148,725	$316,124	(53)%
CBD Energy Waters	56,388	75,096	(25)%
Lemonade Drinks	571,285	568,624	-%
Apparel	179	1,332	(87)%
Retail	2,616,679	883,825	196%
Shipping	10,319	15,039	(31)%
Sales returns and allowance	(104,500)	(61,041)	71%
Net Revenues	$3,299,075	$1,798,999	83%

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

For the period ended September 30, 2022 and 2021, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	September 30, 2022	September 30, 2021
Warrants	278,333,333	170,000,000
Common stock equivalent of Series B Convertible Preferred Stock	488,000	488,000
Common stock equivalent of Series C Convertible Preferred Stock	-	140
Common stock equivalent of Series D Convertible Preferred Stock	500,000	500,000
Common stock issuable	169,999,860	170,000,000
Common stock on convertible debentures and accrued interest	333,838,293	209,812,295
Total	783,159,486	550,800,435

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expense. Advertising costs for the nine months ended September 30, 2022 and 2021, were $118,807 and $45,700, respectively.

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

Gross sales. During the three months ended September 30, 2022, the Company reported no customers that accounted for more than 10% of gross sales. During the three months ended September 30, 2021, the Company reported one customer represented 12% of the Company’s gross sales. During the nine months ended September 30, 2022, the Company reported no customers that accounted for more than 10% of gross sales. During the nine months ended September 30, 2021, the Company reported one customer represented 13% of the Company’s gross sales.

Accounts receivable. As of September 30, 2022, the Company had six customers that accounted for 80% of its gross accounts receivable. As of December 31, 2021, the Company had accounts receivable from two customers that comprised 60% of its gross accounts receivable.

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

Purchases from vendors. During the nine months ended September 30, 2022, the Company’s one vendor accounted for 33% of all purchases, respectively. During the nine months ended September 30, 2021, the Company’s largest three vendors accounted for 17%, 14%, and 11% of all purchases, respectively.

Accounts payable. As of September 30, 2022, two vendors accounted for more than 49% the total accounts payable. The Company’s largest two vendors accounted for 26% and 23% of the total accounts payable, respectively. As of December 31, 2021, four vendors accounted for more than 10% the total accounts payable. The Company’s largest four vendors accounted for 20%, 14%, 12%, and 11% of the total accounts payable, respectively.

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

NOTE 3 – INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value, and net of reserves is comprised of the following:

	September 30, 2022	December 31, 2021
Raw materials	$263,418	$70,592
Finished goods, net	744,461	504,219
Total	$1,007,879	$574,811

At September 30, 2022 and December 31, 2021, inventory presented above is net of a reserve for slow moving and potentially obsolete inventory of $150,000 and $150,000, respectively.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property and equipment is comprised of the following:

	September 30, 2022	December 31, 2021
Furniture and Fixtures	$79,965	$75,070
Computers and Software	33,191	29,196
Machinery & Equipment	116,754	108,799
Vehicles	311,747	239,093
Total cost	541,657	452,158
Accumulated depreciation	(171,139)	(104,121)
Property, plant and equipment, net	$370,518	$348,037

Depreciation expense is included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Loss. For the nine months ended September 30, 2022 and 2021, depreciation expense was $67,018 and $32,755, respectively.

NOTE 5 – ACQUISITION OF S AND S BEVERAGE, INC.

On January 21, 2021, the Company entered into an Agreement and Plan of Merger with S and S Beverage, Inc. (“S and S”) and its shareholders and acquired all of the capital stock of S and S. In consideration thereof, the Company issued to them an aggregate of nine million restricted shares of Kona Gold Beverage, Inc.’s common stock (the “Acquisition Stock”). The Company did not grant them any registration rights in respect of the shares of Acquisition Stock. The Company also agreed to pay an aggregate of $1,050,000 (the “Aggregate Acquisition Payments”), the majority of which is allocated to certain creditors of S and S (including one of the S and S’s legacy shareholders) and $89,249 was allocated and paid to the five S and S legacy shareholders on a pro rata basis. The Company paid $400,000 of the Aggregate Acquisition Payments at the closing of the transaction. The remaining Aggregate Acquisition Payments are scheduled to be paid in monthly installments, in arrears on the tenth calendar day of each month, commencing on March 10, 2021, at a rate equivalent to $2.00 per case of Lemin Superior Lemonade (the product line of S and S that we have now branded as Ooh La Lemin) that we sell until the Aggregate Acquisition Payments have been paid in full. The acquisition obligation balance was $675,317 at December 31, 2021. During the nine months ended September 30, 2022, the Company paid $11,446 of the remaining Aggregate Acquisition Payments, leaving an acquisition obligation balance of $663,871 at September 30, 2022, which is currently due.

Proforma information for the three- and nine-month period ended September 30, 2021 has been omitted as the operations of S and S prior to the acquisition were de minimis.

NOTE 6 – INTANGIBLE ASSETS

Intangible asset consisted of the following:

	September 30, 2022	December 31, 2021

Trademarks	$85,340	$85,340
Website development	12,200	12,200
Accumulated amortization	(28,901)	(21,585)
Total Intangible Assets, net of amortization	$68,639	$75,955

During the nine months ended September 30, 2022, the Company recorded amortization expense of $7,316. The following table summarizes the amortization expense to be recorded in future periods for intangible assets that are subject to amortization:

Year Ending	Amortization
2022 (remaining)	$2,438
2023	9,754
2024	9,754
2025	9,754
2026	9,754
Thereafter	27,185
Total	$68,639

NOTE 7 – NOTES PAYABLE – RELATED PARTIES

Notes payable with related parties consists of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

Note payable – related party (a)	$1,352,651	$1,352,651
Note payable – related party (b)	260,000	-
Note payable – related party – past due (c)	125,500	125,500
Note payable – related party (d)	49,000	53,500
Total notes payable – related parties	1,787,151	1,531,651
Notes payable – related parties, current portion	(1,787,151)	(6,000)
Notes payable – related parties, net of current portion	$-	$1,525,651

(a)	On April 4, 2019, the Company entered into an unsecured Line of Credit Agreement with Robert Clark. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $1,500,000. Advances under this line of credit bear interest at the rate of 3.75 percent per annum. The line of credit matures on April 4, 2023, at which time all outstanding principal amounts and accrued interest are due and payable. At September 30, 2022 and December 31, 2021, outstanding principal was $1,352,651 and $1,352,651, respectively.

(b)	On May 6, 2022, the Company entered into an unsecured Line of Credit Agreement with Robert Clark. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $300,000. Advances under this line of credit bear interest at the rate of 3.75 percent per annum. The line of credit matures on May 6, 2023, at which time all outstanding principal amounts and accrued interest are due and payable. At September 30, 2022, the outstanding principal was $260,000.

(c)	On August 29, 2019, the Company entered into an unsecured Line of Credit Agreement with Robert Clark. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $200,000. Advances under this line of credit bear interest at the rate of 3.75 percent per annum. The line of credit matures on August 29, 2023, at which time all outstanding principal amounts and accrued interest are due and payable. At September 30, 2022 and December 31, 2021, outstanding principal was $125,500 and $125,500, respectively.

(d)	On February 19, 2019, the Company issued an unsecured Standard Promissory Note in Favor of Robert Clark, as lender, in the original principal amount of $70,000. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The note bears no interest. Principal payments of $500 per month commenced in March 2019, with final payment due in March 2021. On March 15, 2022, the Company issued an Amendment to the original issued Standard Promissory Note in Favor of Robert Clark for the remaining outstanding principal of $58,000. Principal payment of $500 per month, with final payment due in March 2023. The outstanding principal balance of this note at December 31, 2021 was $53,500. During the nine months ended September 30, 2022, the Company made principal payments of $4,500, leaving an outstanding principal balance of $49,000 at September 30, 2022.

At December 31, 2021, accrued interest on notes payable to related parties was $95,873. During the nine months ended September 30, 2022, the Company added $31,035 of additional accrued interest, leaving an accrued interest balance on the notes payable to related parties of $126,908 at September 30, 2022. Accrued interest is included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

NOTE 8 – NOTES PAYABLE

Notes payable consists of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

Note payable (a)	$28,606	$33,312
Note payable (b)	46,576	-
Note payable (c)	41,108	-
Note payable (d)	340,000	-
Note payable (e)	250,000	-
Less debt discount (e)	(155,281)	-
Total notes payable, net	551,009	33,312
Notes payable, current portion	(479,260)	(7,974)
Notes payable, net of current portion	$71,749	$25,338

(a)	On August 21, 2021, the Company financed the purchase of a vehicle for $34,763, after making a down payment of $20,000. The loan term is for 60 months, annual interest rate of 5.44%, with monthly principal and interest payments of $665, and secured by the purchased vehicle. At December 31, 2021, the loan balance was $33,312. During the nine months ended September 30, 2022, the Company made principal payments of $4,706, leaving a loan balance of $28,606 at September 30, 2022, of which $1,587 was recorded as the current portion of loan payable on the accompanying Condensed Consolidated Balance Sheet.

(b)	On September 30, 2022, the Company financed the purchase of a vehicle for $46,576, after making a down payment. The loan term is for 60 months, annual interest rate of 9.44%, with monthly principal and interest payments of $980, and secured by the purchased vehicle. As of September 30, 2022, no principal payments were made, leaving a loan balance of $46,576 at September 30, 2022, of which $1,846 was recorded as the current portion of loan payable on the accompanying Condensed Consolidated Balance Sheet.

(c)	In April 2021, the Company entered into a Line of Credit Agreement with Wells Fargo Bank. The Line of Credit is personally guaranteed by Robert Clark, the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $42,000. Advances under this line of credit bear interest at the rate of 11.50 percent per annum. The line of credit matures in 2023, at which time all outstanding principal amounts and accrued interest are due and payable. At September 30, 2022, the outstanding principal was $41,108, which was recorded as the current portion of loan payable on the accompanying Condensed Consolidated Balance Sheet.

(d)	On September 30, 2022, the Company entered into a secured non-interest bearing advance agreement with an unaffiliated third party for the purchase of future receipts/revenues. Under the agreements, the Company received a lump sum payment of $250,000, and in return, the lender receives a secured right to collect a fix sum of future receipts/revenue of $340,000 to be collected by the Company. In accordance with the agreement, the Company agreed to sell, assign and transfer to the Purchaser of all the Company’s payments, receipts, settlements and funds paid to or received by or for the account of the Company from time to time on and after the date hereof in payment or settlement of the Company’s existing and future accounts, payment intangibles, credit, debit and/or stored value card transactions, contract rights and other entitlements arising from or relating to the payment of monies from the Company’s customers and/or other payors or obligors. The loan is payable in weekly payments of $7,728, is secured by these assets described above, and is guaranteed by Robert Clark, the Company’s Chief Executive Officer. Upon execution of the advance and receipt of funds, the Company recorded the difference of $90,000 between the cash collected and the face amount of the note as a note discount, and will amortize the note discount as interest expense over the life of the advance.

(e)	On March 25, 2022, the Company entered into a secured debenture with an otherwise unaffiliated individual in the principal amount of $250,000. The secured note payable matures on March 24, 2023, and bears interest at the rate of 0.97 percent per annum. The secured debenture is secured by nine (9) identified motor vehicles of the Company. In connection with the issuance of the debenture, the Company issued to the lender 25 million shares of the Company’s common stock at a price of $0.004 per share. The Company determined the fair value of the 25 million shares was $135,000, which was recorded as a debt discount against the secured debenture. As of September 30, 2022, the outstanding balance of the secured debentures amounted to $250,000 and the unamortized debt discount was $65,281, which was recorded as the current portion of loan payable on the accompanying Condensed Consolidated Balance Sheets.

At December 31, 2021, there was no accrued interest on the notes payable. During the nine months ended September 30, 2022, the Company added $1,262 of additional accrued interest, leaving $1,262 of accrued interest balance on the notes payable at September 30, 2022. Accrued interest in included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

NOTE 9 – SECURED CONVERTIBLE DEBENTURES

Secured debentures that are payable to an otherwise unaffiliated third party consists of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

YA II PN, Ltd.	$500,000	$3,000,000
Mast Hill	595,000	-
Secured debentures	1,095,000	3,000,000
Less debt discount	(564,416)	(2,150,067)
Secured debentures, net	$530,584	$849,933

YA II PN, Ltd.

During the year ended December 31, 2021, the Company issued secured debentures to an otherwise unaffiliated third-party investor (the “Selling Stockholder”) in the aggregate of $4,500,000. The debentures are secured by all tangible and intangible assets of the Company and are also convertible into shares of our common stock at a conversion price of $0.03 per share or a per share amount equivalent to the weighted average (among the principal of the debentures) of 76.7% of the lowest VWAP of the Company’s common stock during the 15 trading days immediately preceding the conversion date, whichever is lower. As the ultimate determination of shares to be issued upon conversion of these debentures can exceed the current number of available authorized shares, we determined that the conversion features of these convertible debentures are not considered indexed to our Company’s own capital stock and characterized the fair value of the conversion features as derivative liability. In connection with the issuances of the debentures, the Company granted to the Selling Stockholder warrants to purchase up to 150 million shares of the Company’s common stock. The warrants are exercisable at $0.03 per share, Twenty million of the warrants will expire on May 14, 2023, fifty million of the warrants will expire on February 10, 2024 and 100,000,0000 of the warrants will expire on August 20, 2024. As a result of these issuances and grants, we incurred the following (a) derivative liability of $3,982,000 related to the conversion feature of the debentures; (b) relative fair value of the warrants granted of $1,581,000; and (c) and original issue discounts of $195,000 of the debentures for a total of $5,758,000, of which, $4,423,000 was accounted as debt discount and the remaining $1,335,000 as financing costs. The debt discount is being amortized to interest expense over the term of the corresponding debentures.

As of December 31, 2021, the outstanding balance of the secured debentures amounted to $3,000,000, with an unamortized debt discount of $2,150,067, or a net balance of $849,933.

During the nine months ended September 30, 2022, the note holder converted principal of $3,000,000 and accrued interest of $140,876, or a total $3,140,876, into 775,748,690 shares of the Company’s common stock with a fair value of $6,469,848. The Company followed the general extinguishment model to record the conversions and settlement of the debt. As such, the Company removed the debt and accrued interest totaled $3,140,876, the related unamortized debt discount totaled $1,784,879 at the date of conversion. In addition, the Company revalued the derivative related to the bifurcated conversion option to its fair value of $3,972,000 at the date of the conversion and removed that amount. As a result, the Company recorded a loss on extinguishment of debt of $1,141,850.

On May 5, 2022, the Company issued similar debentures to the Selling Stockholder in the aggregate amount of $500,000. The debentures bear interest at a rate of 8% per annum, secured by all of the tangible and intangible assets of the Company and are also convertible into shares of the Company’s common stock at a conversion price of $0.03 per share or 80% of the lowest daily volume weighted average price (“VWAP”) of the Company’s common stock during the 10 trading days immediately preceding the conversion date. As the ultimate determination of shares of common stock to be issued upon conversion of these debentures can exceed the current number of available authorized shares, the Company determined that the conversion features of these debentures are not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as a derivative liability (see Note 10). In connection with the issuances of these debentures, the Company also granted to the selling stockholder warrants to purchase up to 8,333,333 shares of common stock. The warrants are exercisable at $0.03 per share and will expire in three years from their grant date. As a result of these issuances, the Company incurred the following (a) derivative liability of $680,000 related to the conversion feature of the debentures; (b) relative fair value of the warrants granted of $81,000; and (c) and original issue discount of $25,000 for a total of $786,000, of which, $500,000 was accounted as debt discount and the remaining $286,000 as financing costs. The debt discount is being amortized to interest expense over the term of the corresponding debentures. During the nine months ended September 30, 2022, the Company amortized debt discount of $198,335 to interest expense.

As of September 30, 2022, the outstanding balance of the secured debentures amounted to $500,000, with an unamortized debt discount of $301,645, or a net balance of $198,355. During the nine months ended September 30, 2022, the Company amortized debt discount of $563,542 to interest expense on the YA II PN, Ltd. loans.

As of September 30, 2022, 124,958,049 shares of common stock were potentially issuable under the conversion terms of the outstanding debentures.

Mast Hill

On July 28, 2022, the Company issued senior secured debentures to an otherwise unaffiliated third-party investor (the “Investor”) in the aggregate of $595,000. The debentures bear interest at a rate of 10% per annum, mature on July 28, 2023, and are convertible into shares of our common stock at a conversion price of $0.0045 per share. If the Company issues subsequent equity instruments at an effective price per share that is lower than the conversion price of $0.0045 per shares, then the conversion price shall be reduced, at the option of the Holder, to a price equal to the Weighted Average Price (as defined), provided, further, that if the conversion price is equal to or less than $0.003, then the conversion price shall be reduced at the option of the Holder to a price equal to the lower price. The senior secured debentures are secured by all of the Company’s assets and the assets of each of its subsidiaries pursuant to the Security Agreement. The security interest granted to the Investor under the Security Agreement is subordinate to the continuing security interest that remains in effect pursuant to the previous grant of a security interest in connection with a still-outstanding debenture to an earlier investor all tangible and intangible assets. In connection with the issuances of the debentures, the Company granted to the Selling Stockholder warrants to purchase up to 100 million shares of the Company’s common stock, which expire on July 28, 2027. The warrants are exercisable at $0.0045 per share. As a result of these issuances and grants, we incurred the following (a) relative fair value of the warrants granted of $223,000; and (b) original issue discounts of $92,325 of the debentures for a total of $315,325 which was allocated as debt discount. The debt discount is being amortized to interest expense over the term of the corresponding debentures. As of September 30, 2022, the unamortized debt discount was $262,771.

As of September 30, 2022, 147,745,854 shares of common stock were potentially issuable under the conversion terms of the outstanding debentures.

At December 31, 2021, accrued interest on the convertible notes payable was $54,110. During the nine months ended September 30, 2022, the Company added $109,854 of additional accrued interest, and converted $140,876 of accrued interest into common stock, leaving an accrued interest balance on the convertible notes payable of $23,088 at September 30, 2022. Accrued interest is included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

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

As of September 30, 2022 and December 31, 2021, the derivative liabilities were valued using the Binomial pricing model and/or Black Scholes pricing model with the following assumptions:

	At September 30, 2022	Remaining 2022	New Derivative 2022	At December 31, 2021

Stock Price	$0.0060	$.0120	$.0168	$0.0052
Exercise Price	$0.0048	$.0062	$.0082	$0.0039
Expected Life (Years)	0.59	0.34	1.00	0.74
Volatility	172%	171%	132%	95%
Dividend Yield	0%	0%	0%	0%
Risk-Free Interest Rate	4.05%	1.72%	2.16%	0.39%

Fair value:
Conversion feature	$352,000	$3,972,000	$680,000	$2,121,000

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

As discussed in Note 8, during the period, the Company converted $3,000,000 of convertible notes. At issuance it was determined that the conversion feature of these notes contained a conversion feature that resulted in a derivative liability, the fair value of which was $2,121,000 at December 31, 2021. These convertible notes were converted to common shares during the period. As such, prior to conversion the Company revalued the derivatives to their fair value at the date of extinguishment of $3,972,000, resulting in change in fair value of $1,851,000. The Company removed the fair value of derivative of $3,972,000 at date of extinguishment, which has been included in the net loss on extinguishment.

In addition, during the nine months ended September 30, 2022, the Company recognized derivative liabilities of $680,000 upon issuance of additional secured convertible debentures (See note above). The remaining derivative liabilities were revalued at $352,000 at September 30, 2022.

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

During the nine months ended September 30, 2022 and 2021, lease costs totaled $152,841 and $93,569, respectively.

Our ROU asset balance was $966,955 as of December 31, 2021. During the nine months ended September 30, 2022, the Company recorded reduction of ROU assets of $143,320 related to its leases, resulting in an ROU asset balance of $823,635 as of September 30, 2022.

As of December 31, 2021, lease liabilities totaled $1,052,720, comprised of finance lease liabilities of $25,481 and operating lease liabilities of $1,027,239. During the nine months ended September 30, 2022, the Company made payments of $3,798 against its finance lease liability and $153,890 against its operating lease liability. As of September 30, 2022, lease liabilities totaled $895,032, comprised of finance lease liabilities of $19,753 and operating lease liabilities of $875,279. At September 30, 2022, the current portion of lease liabilities was $217,166, leaving a long-term lease liabilities balance of $677,866.

As of September 30, 2022, the weighted average remaining lease terms for operating lease and finance lease are 3.87 years and 2.50 years, respectively. As of September 30, 2022, the weighted average discount rate for operating lease is 10.00% and 2.09% for finance lease.

Future minimum lease payments under the leases are as follows:

Years Ending December 31,	Amount
2022 (remaining)	$77,686
2023	282,347
2024	262,715
2025	261,083
2026 and thereafter	198,217
Total payments	1,082,048
Less: Amount representing interest	(187,016)
Present value of net minimum lease payments	895,032
Less: Current portion	(217,166)
Non-current portion	$677,866

NOTE 12 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s issued and outstanding preferred stock, par value $0.00001 per share, at September 30, 2022 and December 31, 2021 was 988,000 and 988,000, respectively. The Board, without further stockholder approval, may issue preferred stock in one or more series from time to time and fix or alter the designations, relative rights, priorities, preferences, qualifications, limitations, and restrictions of the shares of each series.

Series A Preferred Stock

The Company had authorized 4,000,000 shares of Series A Preferred Stock, par value of $0.00001 per share (the “Series A Preferred Stock”), of which no shares were issued or outstanding at September 30, 2022 and December 31, 2021, respectively. Each share of Series A Preferred Stock, when outstanding, could have been converted into one share of Common Stock.

Series B Preferred Stock

The Company had authorized 1,200,000 shares of Series B Preferred Stock, par value of $0.00001 per share (the “Series B Preferred Stock”), of which 488,000 were issued and outstanding at September 30, 2022 and December 31, 2021, respectively. Each share of Series B Preferred Stock may be converted into one share of Common Stock.

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

The Company has authorized 250 shares, of Series C Preferred Stock of which 140 shares were issued and outstanding December 31, 2020. In July 2021, each share of the Series C Preferred Stock automatically converted into one share of Common Stock on the one-year anniversary of the issuance date. At September 30, 2022 and December 31, 2021, no shares of Series C Preferred Stock were issued and outstanding.

Series D Preferred Stock

The Company had authorized 500,000 shares of Series D Preferred Stock, par value of $0.00001 per share (the “Series D Preferred Stock”), of which 500,000 shares were issued and outstanding at September 30, 2022 and December 31, 2021, respectively. Each share of the Series D Preferred Stock may be converted into 1,000 shares of Common Stock.

Common Stock

The Company has authorized 2,500,000,000 shares of the Common Stock, respectively, of which 1,806,458,236 shares were issued and outstanding at September 30, 2022, and 1,004,709,546 were issued and outstanding at December 31, 2021.

Equity Transactions

On April 1, 2022, the Company granted 1,000,000 shares of Common Stock to Peter Troy pursuant to that certain Employment Agreement dated October 1, 2021, by and between Mr. Troy and the Company. At the date of grant, the fair market value of the shares was $0.0085 per share based on the closing price of the Common Stock, for a total value of $8,500.

During the nine months ended September 30, 2022, the Company issued an aggregate of 775,748,690 shares of Common Stock with a fair value of $6,496,848 upon the conversion of $3,000,000 of principal, and $140,876 of accrued interest on its secured convertible debentures, at an average price of $0.0040 (see Note 9).

During the nine months ended September 30, 2022, and in connection with the issuance of the debenture, the Company issued to the lender 25,000,000 shares of the Company’s common stock at a price of $0.0040 per share (see Note 8). The fair value of the 25,000,000 shares issued was $135,000 and recorded as a debt discount in the accompanying condensed consolidated balance sheet.

During the nine months ended September 30, 2021, the Company issued an aggregate of 84,660,068 shares of Common Stock with a fair value of $1,529,635 upon the conversion of $1,500,000 of principal, and $29,635 of accrued interest on its secured convertible debentures, at an average price of $0.0181.

During the nine months ended September 30, 2021, the Company issued 9,000,000 shares of its Common Stock with a fair value of $270,900 for the acquisition of S and S.

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

The 120,000,000 shares of the Common Stock were issued to Mr. Clark, as follows: (i) on October 28, 2015, the Company issued 30,000,000 of such shares; (ii) on March 2, 2016, the Company issued 40,000,000 of such, and (iii) on May 16, 2016, the Company issued 50,000,000 of such shares. On April 19, 2018, (i) 40,000,000 shares were cancelled and returned to the Company, and on July 31, 2019, (ii) an additional 50,000,000 shares were cancelled and returned to the Company. Accordingly, as of December 31, 2019, the Company owed to Mr. Clark an aggregate of 169,999,860 shares to be reissued to him upon his request pursuant to the terms of the oral agreement with him which were valued at $1,386,497 based on their fair value at the date of grant. The common shares issuable balance at September 30, 2022 and December 31, 2021 were $1,386,497.

Summary of Warrants

A summary of warrants for the nine months ended September 30, 2022, is as follows:

		Weighted
	Number	Average
	of	Exercise
	Warrants	Price
Balance outstanding, December 31, 2021	170,000,000	$0.0300
Warrants granted	108,333,333	0.0065
Warrants exercised	-	-
Warrants expired or forfeited	-	-
Balance outstanding, September 30, 2022	278,333,333	$0.0223
Balance exercisable, September 30, 2022	278,333,333	$0.0223

Information relating to outstanding warrants at September 30, 2022, summarized by exercise price, is as follows:

	Outstanding			Exercisable
Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.0045	100,000,000	4.83	$0.0045	100,000,000	$0.0045
$0.03	158,333,333	1.76	$0.03	158,333,333	$0.03
$0.05	20,000,000	0.62	$0.05	20,000,000	$0.02
	278,333,333	2.78	$0.03	278,333,333	$0.03

Based on the fair market value of $0.0060 per share on September 30, 2022, the intrinsic value attributable to both the outstanding and exercisable warrants is $150,000 at September 30, 2022.

In connection with the issuance of senior convertible secured debentures on July 28, 2022 (see Note 9), the Company granted warrants with a relative fair value of $223,000 to purchase up to an aggregate of 100,000,000 shares of the Common Stock. Each warrant has a five-year term from issuance and is immediately exercisable at an exercise price of $0.0045 per share, subject to adjustment. The relative fair value of these warrants at grant date was $223,000, which was determined using a Black-Scholes-Merton option pricing model with the following assumptions: fair value of our stock price of $0.0060 per share, the expected term of three years, volatility of 133%, dividend rate of 0%, and risk-free interest rate of 2.81%.

In connection with the issuance of convertible secured debentures on May 2, 2022 (see Note 9), the Company granted warrants with a relative fair value of $81,000 to purchase up to an aggregate of 8,333,333 shares of the Common Stock. Each warrant has a three-year term from issuance and is immediately exercisable at an exercise price of $0.03 per share, subject to adjustment. The relative fair value of these warrants at grant date was $81,000, which was determined using a Black-Scholes-Merton option pricing model with the following assumptions: fair value of our stock price of $0.0180 per share, the expected term of three years, volatility of 132%, dividend rate of 0%, and risk-free interest rate of 2.16%.

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to September 30, 2022, the Company issued an aggregate of 34,910,751 shares of Common Stock to YA II PN, Ltd. upon the conversion of $100,000 of principal, and $15,205 of accrued interest on its secured convertible debentures, at an average price of $0.0033 (see Note 9).

On November 2, 2022, the Company entered into a secured non-interest bearing advance agreement with an unaffiliated third party for the purchase of future receipts/revenues. Under the agreements, the Company received a lump sum payment of $168,000 after fees, and in return, the lender receives a secured right to collect a fix sum of future receipts/revenue of $241,500 to be collected by the Company. In accordance with the agreement, the Company agreed to sell, assign and transfer to the Purchaser of all the Company’s payments, receipts, settlements and funds paid to or received by or for the account of the Company from time to time on and after the date hereof in payment or settlement of the Company’s existing and future accounts, payment intangibles, credit, debit and/or stored value card transactions, contract rights and other entitlements arising from or relating to the payment of monies from the Company’s customers and/or other payors or obligors. The loan is payable in daily payments of $1,725, is secured by these assets described above, and is guaranteed by Robert Clark, the Company’s Chief Executive Officer. Upon execution of the advance and receipt of funds, the Company recorded the difference of $73,500 between the cash collected and the face amount of the note as a note discount, and will amortize the note discount as interest expense over the life of the advance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the three and nine months ended September 30, 2022 and 2021 should be read in conjunction with the financial statements and related notes and the other financial information that are included elsewhere in this Quarterly Report. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements,” and “Description of Business” sections in this Quarterly Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Quarterly Report and other filings with the SEC, reports to our stockholders, and news releases. All statements that express expectations, estimates, forecasts, or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements.

We undertake no obligation to update or revise any of the forward-looking statements after the date of this Quarterly Report to confirm forward-looking statements to actual results. Important factors on which such statements are based are assumptions concerning uncertainties, including, but not limited to, uncertainties associated with the following:

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

The following discussion should be read in conjunction with the financial statements and the notes thereto which are included in this Quarterly Report. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ substantially from those anticipated in any forward-looking statements included in this discussion as a result of various factors.

Results of Operations

Overview

Our business has grown rapidly since inception in 2015, and we anticipate that our business will continue to grow significantly. In the three months ended September 30, 2022, the Company saw an increase in growth compared to the same period of the prior year period, as distribution by our current distributors and new distributors, who were, and whose clients were, affected by COVID-19 had resumed and saw fewer COVID-19 pandemic-related distribution impacts. The Company acquired S and S Beverage, Inc. (“S and S”), in early 2021, which increased our product variety, resulting in the commencement of new distribution contracts.

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

Three Months ended September 30, 2022 compared to Three Months ended September 30, 2021

Overview

As reflected in the accompanying financial statements, during the three months ended September 30, 2022, we incurred a net loss of $1,192,057 and used cash in operations of $2,148,583, compared to a net loss of $2,230,715 and used cash in operations of $1,586,677 for the three months ended September 30, 2021. As of September 30, 2022, we had a stockholders’ deficit of $3,349,654.

The following is a more detailed discussion of our financial condition and results of operations for the period presented, along with prior periods.

Revenue

The following table presents our net revenues, by revenue source, and the period-over-period percentage change, for the period presented:

	Three Months Ended September 30,
	2022	2021
Revenue Source	Revenue	Revenue	% Change
Distributors	$223,849	$150,929	48%
Amazon and Walmart Marketplace	30,334	41,669	(27)%
Online Sales	7,998	17,678	(55)%
Retail	897,549	347,247	159%
Shipping	3,516	4,451	(21)%
Sales Returns and Allowances	(32,700)	(16,599)	97%
Net Revenues	$1,130,546	$545,375	107%

The following table presents our net revenues by product lines for the periods presented:

	Three Months Ended September 30,
	2022	2021
Product Line	Revenue	Revenue	% Change
Hemp Energy Drinks	$25,743	$123,770	(79)%
CBD Energy Waters	13,686	28,491	(52)%
Lemonade Drinks	222,689	57,911	285%
Apparel	63	104	(39)%
Retail	897,549	347,247	158%
Shipping	3,516	4,451	(21)%
Sales returns and allowance	(32,700)	(16,599)	97%
Net Revenues	$1,130,546	$545,375	107%

During the three months ended September 30, 2022, we reported net revenues of $1,130,546, which is an increase of $585,171, or 107%, compared to net revenues of $545,375 for the three months ended September 30, 2021. An increase of $550,302 of our revenue is attributable to increased retail revenue, while our product sales increased in net revenue by $34,869. We attribute the significant increase in retail revenue to attaining a larger percentage of the territory in which the Company distributes, including the addition of a third distribution hub in late fiscal 2021 and the hiring of additional employees to service this territory. We attribute the increase in product sales from the prior period to the signing of new agreements in new territories, the commencing of an anticipated rollout of our drink products with a national retailer late in the third quarter, and the hiring of additional sales representatives to service new territories. We anticipate that the rollout of our drink products with a national retailer will continue in the fourth quarter. The Company will continue to experience delays in the rebranding our hemp product line and the subsequent production in the remainder of fiscal year 2022. Despite this delay, we expect that our product revenue will increase in the remaining fiscal year 2022 compared to fiscal year 2021. Further, the additional sales personnel the Company hired will continue to lead sales efforts as the Company expands into the new territories. The Company anticipates signing more favorable agreements with larger, reputable tier 1 and mid-size distributors, big box stores, and grocery chains in these new territories. In addition, we anticipate that our retail revenue will continue to increase as we broaden our customer base with increased distribution to additional grocery and convenience chains.

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

During the three months ended September 30, 2022, we reported cost of revenues of $873,319, which is an increase of $430,553, or 97%, compared to $442,766 for the three months ended September 30, 2021. This increase is attributed to an increase in sales in both our products and retail distribution in 2022, compared to the prior year period. The cost of revenues increase was less than the increase in revenues. This is primarily attributed to increased costs in the prior period in obtaining our ingredients for our products, for production of our products, and for shipping our products. We expect that we will continue to see an increased cost of revenues in the remaining fiscal year 2022, primarily due to an anticipated increase in revenues. In addition, as the cost of shipping our products continues to remain elevated, we also anticipate increased costs for obtaining our ingredients for our products, increased costs for production of our products, and increased costs of shipping our products. We continue to seek alternative methods to reduce costs for production and the cost of shipping our products in fiscal year 2022.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses (“SG&A”) expenses consist primarily of professional fees, salaries and wages, advertising, rent, travel expenses, sponsorships, and general office and administrative expenses related to maintaining our facilities. Selling, general and administrative expenses increased in the three months ended September 30, 2022, to $1,075,044 from $756,110, an increase of $318,934 over the same period last year. The increase was driven by increased operating expenses associated with hiring additional sales employees, advertising and marketing, travel expenses, legal and accounting fees, rent related to an additional distribution warehouse, vehicle and shipping expenses, and partially offset by lower professional fees. We expect that, as we expand our business operations, SG&A expenses will continue to increase.

We expect that as we expand our business operations and continue to incur additional corporate-related expenses associated with our status as a fully registered issuer with the SEC under the Securities Exchange Act of 1934, as amended (the “1934 Act”), SG&A expenses will continue to increase.

Other Income and Expenses

Other expense for the three months ended September 30, 2022, was $374,240, as compared to other expense of $1,577,214 for the three months ended September 30, 2021. The change was attributable to the decrease in interest expense of $563,616 related to our debt levels and debt amortization, the decrease in the change in the fair value of derivative liabilities of $888,220, and a loss on extinguishment of debt of $268,810, which did not occur in the prior year period, all of which changes are non-cash expenses.

Net Loss

We incurred a net loss of $1,192,057 for the three months ended September 30, 2022, a decrease of $1,038,658 compared to the prior year period in which we incurred a net loss of $2,230,715. The decrease in net loss is primarily due to increased gross profit offset by increased SG&A expenses and the decrease in other expenses, as discussed above.

Nine Months ended September 30, 2022 compared to Nine Months ended September 30, 2021

Overview

As reflected in the accompanying financial statements, during the nine months ended September 30, 2022, we incurred a net loss of $6,142,144 and used cash in operations of $2,148,583, compared to a net loss of $4,423,399 and used cash in operations of $1,586,677 for the nine months ended September 30, 2021. As of September 30, 2022, we had a stockholders’ deficit of $3,349,654.

The following is a more detailed discussion of our financial condition and results of operations for the period presented, along with prior periods.

Revenue

The following table presents our net revenues, by revenue source, and the period-over-period percentage change, for the period presented:

	Nine Months Ended September 30,
	2022	2021
Revenue Source	Revenue	Revenue	% Change
Distributors	$635,605	$784,023	(19)%
Amazon and Walmart Marketplace	110,478	119,428	(7)%
Online Sales	30,494	57,725	(47)%
Retail	2,616,679	883,825	196%
Shipping	10,319	15,039	(31)%
Sales Returns and Allowances	(104,500)	(61,041)	71%
Net Revenues	$3,299,075	$1,798,999	79%

The following table presents our net revenues by product lines for the periods presented:

	Nine Months Ended September 30,
	2022	2021
Product Line	Revenue	Revenue	% Change
Hemp Energy Drinks	$148,725	$316,124	(53)%
CBD Energy Waters	56,388	75,096	(25)%
Lemonade Drinks	571,285	568,624	-%
Apparel	179	1,332	(87)%
Retail	2,616,679	883,825	196%
Shipping	10,319	15,039	(31)%
Sales returns and allowance	(104,500)	(61,041)	71%
Net Revenues	$3,299,075	$1,798,999	83%

During the nine months ended September 30, 2022, we reported net revenues of $3,299,075, which is an increase of $1,500,076, or 83%, compared to net revenues of $1,798,999 for the nine months ended September 30, 2021. An increase of $1,732,854 of our revenue is attributable to increased retail revenue, while our product sales decreased in net revenue by $232,778. We attribute the significant increase in retail revenue to attaining a larger percentage of the territory in which the Company distributes, including the addition of a third distribution hub in late fiscal 2021 and the hiring of additional employees to service this territory. We attribute the decrease in product sales to certain delays in production of a new product line and existing product lines, as well as to a change-over in our customer mix from the prior period due to a non-repetitive, regional, one-off customer relationship in the prior period and a different regional customer imposing slotting fees in the current period (which fees we declined to pay). We anticipate that the rollout of our drink products with a national retailer that commenced late in the third quarter will continue in the remaining fiscal year 2022. Additionally, the Company experienced delays in the rebranding of our hemp product line and the subsequent production. We expect that our product revenue will increase in the remaining fiscal year 2022 compared to fiscal year 2021, and we do not anticipate further delays. Further, the Company hired additional sales personnel to lead sales efforts as the Company began to expand into new territories late in the third quarter. The Company anticipates to continue signing more favorable agreements with larger, reputable tier 1 and mid-size distributors, big box stores, and grocery chains. In addition, we anticipate that our retail revenue will continue to increase as we broaden our customer base with increased distribution to additional grocery and convenience chains.

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

During the nine months ended September 30, 2022, we reported cost of revenues of $2,608,712, which is an increase of $1,164,985, or 81%, compared to $1,443,727 for the nine months ended September 30, 2021. This increase is attributed to an increase in sales in our retail distribution in 2022, compared to the prior year period. The cost of revenues increase was comparable to the increase in revenues for the same period. We expect that we will continue to see an increased cost of revenues in the remaining fiscal year 2022, primarily due to an anticipated increase in revenues. In addition, as the cost of shipping our products continues to remain elevated, we also anticipate increased costs for obtaining our ingredients for our products, increased costs for production of our products, and increased costs of shipping our products. We continue to seek alternative methods to reduce costs for production and the cost of shipping our products in fiscal year 2022.

Selling, General and Administrative Expenses

SG&A expenses consist primarily of professional fees, salaries and wages, advertising, rent, travel expenses, sponsorships, and general office and administrative expenses related to maintaining our facilities. Selling, general and administrative expenses increased in the nine months ended September 30, 2022, to $3,045,895 from $1,968,841, an increase of $1,077,054 over the same period last year. The increase was driven by increased operating expenses associated with hiring additional sales employees, advertising and marketing, travel expenses, legal and accounting fees, rent related to an additional distribution warehouse, vehicle and shipping expenses, and partially offset by lower professional fees. We expect that, as we expand our business operations, SG&A expenses will continue to increase.

We expect that as we expand our business operations and continue to incur additional corporate-related expenses associated with our status as a fully registered issuer with the SEC under the 1934 Act, SG&A expenses will continue to increase.

Other Income and Expenses

Other expense for the nine months ended September 30, 2022, was $3,786,612, as compared to other expense of $2,809,830 for the nine months ended September 30, 2021. The change was attributable to the decrease in interest expense of $1,146,128 related to our debt levels and debt amortization, the increase in the change in the fair value of derivative liabilities of $658,411, an increase in our loss on extinguishment of debt of $1,237,011, and financing costs of $260,000, which did not occur in the prior year period, all of which changes are non-cash expenses.

Net Loss

We incurred a net loss of $6,142,144 for the nine months ended September 30, 2022, an increase of $1,718,745 compared to the prior year period in which we incurred a net loss of $4,423,399. This net loss is primarily due to increase in gross profit, offset by increased SG&A expenses and the increase in other expenses, as discussed above.

Liquidity and Capital Resources

Going Concern

We have incurred operating losses since inception and have negative cash flow from operations since inception. As of September 30, 2022, we had a stockholders’ deficit of $3,349,654 and we incurred a net loss of $6,142,144 during the nine months ended September 30, 2022. We also utilized cash in operations of $2,148,583 during the nine months ended September 30, 2022. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flow from operations to meet our obligations. We intend to continue to seek additional debt or equity financing to continue our operations.

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

Notes Payable with Related Parties

Notes payable with related parties consists of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

Note payable – related party (a)	$1,352,651	$1,352,651
Note payable – related party (b)	260,000	-
Note payable – related party – past due (c)	125,500	125,500
Note payable – related party (d)	49,000	53,500
Total notes payable – related parties	1,787,151	1,531,651
Notes payable – related parties, current portion	(1,787,151)	(6,000)
Notes payable – related parties, net of current portion	$-	$1,525,651

(a)	On April 4, 2019, the Company entered into an unsecured Line of Credit Agreement with Robert Clark. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $1,500,000. Advances under this line of credit bear interest at the rate of 3.75 percent per annum. The line of credit matures on April 4, 2023, at which time all outstanding principal amounts and accrued interest are due and payable. At September 30, 2022 and December 31, 2021, outstanding principal was $1,352,651 and $1,352,651, respectively.

(b)	On May 6, 2022, the Company entered into an unsecured Line of Credit Agreement with Robert Clark. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $300,000. Advances under this line of credit bear interest at the rate of 3.75 percent per annum. The line of credit matures on May 6, 2023, at which time all outstanding principal amounts and accrued interest are due and payable. At September 30, 2022, the outstanding principal was $260,000.

(c)	On August 29, 2019, the Company entered into an unsecured Line of Credit Agreement with Robert Clark. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $200,000. Advances under this line of credit bear interest at the rate of 3.75 percent per annum. The line of credit matures on August 29, 2023, at which time all outstanding principal amounts and accrued interest are due and payable. At September 30, 2022 and December 31, 2021, outstanding principal was $125,500 and $125,500, respectively.

(d)	On February 19, 2019, the Company issued an unsecured Standard Promissory Note in Favor of Robert Clark, as lender, in the original principal amount of $70,000. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The note bears no interest. Principal payments of $500 per month commenced in March 2019, with final payment due in March 2021. On March 15, 2022, the Company issued an Amendment to the original issued Standard Promissory Note in Favor of Robert Clark for the remaining outstanding principal of $58,000. Principal payment of $500 per month, with final payment due in March 2023. The outstanding principal balance of this note at December 31, 2021 was $53,500. During the nine months ended September 30, 2022, the Company made principal payments of $4,500, leaving an outstanding principal balance of $49,000 at September 30, 2022.

At December 31, 2021, accrued interest on notes payable to related parties was $95,873. During the nine months ended September 30, 2022, the Company added $31,035 of additional accrued interest, leaving an accrued interest balance on the notes payable to related parties of $126,908 at September 30, 2022. Accrued interest is included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

Notes Payable

Notes payable consists of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

Note payable (a)	$28,606	$33,312
Note payable (b)	46,576	-
Note payable (c)	41,108	-
Note payable (d)	340,000	-
Note payable (e)	250,000	-
Less debt discount (e)	(155,281)	-
Total notes payable, net	551,009	33,312
Notes payable, current portion	(479,260)	(7,974)
Notes payable, net of current portion	$71,749	$25,338

(a)	On August 21, 2021, the Company financed the purchase of a vehicle for $34,763, after making a down payment of $20,000. The loan term is for 60 months, annual interest rate of 5.44%, with monthly principal and interest payments of $665, and secured by the purchased vehicle. At December 31, 2021, the loan balance was $33,312. During the nine months ended September 30, 2022, the Company made principal payments of $4,706, leaving a loan balance of $28,606 at September 30, 2022, of which $1,587 was recorded as the current portion of loan payable on the accompanying Condensed Consolidated Balance Sheet.

(b)	On September 30, 2022, the Company financed the purchase of a vehicle for $46,576, after making a no down payment. The loan term is for 60 months, annual interest rate of 9.44%, with monthly principal and interest payments of $980, and secured by the purchased vehicle. As of September 30, 2022, no principal payments were made, leaving a loan balance of $46,576 at September 30, 2022, of which $1,846 was recorded as the current portion of loan payable on the accompanying Condensed Consolidated Balance Sheet.

(c)	In April 2021, the Company entered into a Line of Credit Agreement with Wells Fargo Bank. The Line of Credit is personally guaranteed by Robert Clark, the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $42,000. Advances under this line of credit bear interest at the rate of 11.50 percent per annum. The line of credit matures in 2023, at which time all outstanding principal amounts and accrued interest are due and payable. At September 30, 2022, the outstanding principal was $41,108, which was recorded as the current portion of loan payable on the accompanying Condensed Consolidated Balance Sheet.

(d)	On September 30, 2022, the Company entered into a secured non-interest bearing advance agreement with an unaffiliated third party for the purchase of future receipts/revenues. Under the agreements, the Company received a lump sum payment of $250,000, and in return, the lender receives a secured right to collect a fix sum of future receipts/ revenue of $340,000 to be collected by the Company. In accordance with the agreement, the Company agreed to sell, assign and transfer to the Purchaser of all the Company’s payments, receipts, settlements and funds paid to or received by or for the account of the Company from time to time on and after the date hereof in payment or settlement of the Company’s existing and future accounts, payment intangibles, credit, debit and/or stored value card transactions, contract rights and other entitlements arising from or relating to the payment of monies from the Company’s customers and/or other payors or obligors. The loan is payable in weekly payments of $7,728, is secured by these assets described above, and is guaranteed by Robert Clark, the Company’s Chief Executive Officer. Upon execution of the advance and receipt of funds, the Company recorded the difference of $90,000 between the cash collected and the face amount of the note as a note discount, and will amortize the note discount as interest expense over the life of the advance.

(e)	On March 25, 2022, the Company entered into a secured debenture with an otherwise unaffiliated individual in the principal amount of $250,000. The secured note payable matures on March 24, 2023, and bears interest at the rate of 0.97 percent per annum. The secured debenture is secured by nine (9) identified motor vehicles of the Company. In connection with the issuance of the debenture, the Company issued to the lender 25 million shares of the Company’s common stock at a price of $0.004 per share. The Company determined the fair value of the 25 million shares was $135,000, which was recorded as a debt discount against the secured debenture. As of September 30, 2022, the outstanding balance of the secured debentures amounted to $250,000 and the unamortized debt discount was $65,281, which was recorded as the current portion of loan payable on the accompanying Condensed Consolidated Balance Sheets.

At December 31, 2021, there was no accrued interest on the notes payable. During the nine months ended September 30, 2022, the Company added $1,262 of additional accrued interest, leaving $1,262 of accrued interest balance on the notes payable at September 30, 2022. Accrued interest in included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

Secured Convertible Debentures

Secured debentures that are payable to an otherwise unaffiliated third party consists of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

YA II PN, Ltd.	$500,000	$3,000,000
Mast Hill	595,000	-
Less debt discount	(564,416)	(2,150,067)
Secured debentures, net	$530,584	$849,933

YA II PN, Ltd.

During the year ended December 31, 2021, the Company issued secured debentures to an otherwise unaffiliated third-party investor (the “Selling Stockholder”) in the aggregate of $4,500,000. The debentures are secured by all tangible and intangible assets of the Company and are also convertible into shares of our common stock at a conversion price of $0.03 per share or a per share amount equivalent to the weighted average (among the principal of the debentures) of 76.7% of the lowest volume weighted average price (“VWAP”) of the Company’s common stock during the 15 trading days immediately preceding the conversion date, whichever is lower. As the ultimate determination of shares to be issued upon conversion of these debentures can exceed the current number of available authorized shares, we determined that the conversion features of these convertible debentures are not considered indexed to our Company’s own capital stock and characterized the fair value of the conversion features as derivative liability. In connection with the issuances of the debentures, the Company granted to the Selling Stockholder warrants to purchase up to 150 million shares of the Company’s common stock. The warrants are exercisable at $0.03 per share. Twenty million of the warrants will expire on May 14, 2023, fifty million of the warrants will expire on February 10, 2024 and 100,000,0000 of the warrants will expire on August 20, 2024. As a result of these issuances and grants, we incurred the following (a) derivative liability of $3,982,000 related to the conversion feature of the debentures; (b) relative fair value of the warrants granted of $1,581,000; and (c) and original issue discounts of $195,000 of the debentures for a total of $5,758,000, of which, $4,423,000 was accounted as debt discount and the remaining $1,335,000 as financing costs. The debt discount is being amortized to interest expense over the term of the corresponding debentures.

On May 5, 2022, the Company issued similar debentures to the Selling Stockholder in the aggregate amount of $500,000. The debentures bear interest at a rate of 8% per annum, secured by all of the tangible and intangible assets of the Company and are also convertible into shares of the Company’s common stock at a conversion price of $0.03 per share or 80% of the lowest daily VWAP during the 10 trading days immediately preceding the conversion date. As the ultimate determination of shares of common stock to be issued upon conversion of these debentures can exceed the current number of available authorized shares, the Company determined that the conversion features of these debentures are not considered indexed to the Company’s own stock and characterized the fair value of the conversion features as a derivative liability (see Note 10). In connection with the issuances of these debentures, the Company also granted to the selling stockholder warrants to purchase up to 8,333,333 shares of common stock. The warrants are exercisable at $0.03 per share and will expire in three years from their grant date. As a result of these issuances, the Company incurred the following (a) derivative liability of $680,000 related to the conversion feature of the debentures; (b) relative fair value of the warrants granted of $81,000; and (c) and original issue discount of $25,000 for a total of $786,000, of which, $500,000 was accounted as debt discount and the remaining $286,000 as financing costs. The debt discount is being amortized to interest expense over the term of the corresponding debentures. During the nine months ended September 30, 2022, the Company amortized debt discount of $198,335 to interest expense.

During the nine months ended September 30, 2022, the note holder converted principal of $3,000,000 and accrued interest of $140,876, or a total $3,140,876, into 775,748,690 shares of common stock with a fair value of $6,469,848. The Company followed the general extinguishment model to record the conversions and settlement of the debt. As such, the Company removed the debt and accrued interest totaled $3,140,876, the related unamortized debt discount totaled $1,784,879 at the date of conversion. In addition, the Company revalued the derivative related to the bifurcated conversion option to its fair value of $3,972,000 at the date of the conversion and removed that amount. As a result, the Company recorded a loss on extinguishment of debt of $1,141,850.

As of December 31, 2021, the outstanding balance of the secured debentures amounted to $3,000,000, with an unamortized debt discount of $2,150,067, or a net balance of $849,933.

As of September 30, 2022, the outstanding balance of the secured debentures amounted to $500,000, with an unamortized debt discount of $301,645, or a net balance of $198,355. During the nine months ended September 30, 2022, the Company amortized debt discount of $563,542 to interest expense on the YA II PN, Ltd. loans.

As of September 30, 2022, 124,958,049 shares of common stock were potentially issuable under the conversion terms of the outstanding debentures.

Mast Hill

On July 28, 2022, the Company issued senior secured debentures to an otherwise unaffiliated third-party investor (the “Investor”) in the aggregate of $595,000. The debentures bear interest at a rate of 10% per annum, mature on July 28, 2023, and are convertible into shares of our common stock at a conversion price of $0.0045 per share. If the Company issues subsequent equity instruments at an effective price per share that is lower than the conversion price of $0.0045 per shares, then the conversion price shall be reduced, at the option of the Holder, to a price equal to the Weighted Average Price (as defined), provided, further, that if the conversion price is equal to or less than $0.003, then the conversion price shall be reduced at the option of the Holder to a price equal to the lower price. The senior secured debentures are secured by all of the Company’s assets and the assets of each of its subsidiaries pursuant to the Security Agreement. The security interest granted to the Investor under the Security Agreement is subordinate to the continuing security interest that remains in effect pursuant to the previous grant of a security interest in connection with a still-outstanding debenture to an earlier investor all tangible and intangible assets. In connection with the issuances of the debentures, the Company granted to the Selling Stockholder warrants to purchase up to 100 million shares of the Company’s common stock, which expire on July 28, 2027. The warrants are exercisable at $0.0045 per share. As a result of these issuances and grants, we incurred the following (a) relative fair value of the warrants granted of $223,000; and (b) original issue discounts of $92,325 of the debentures for a total of $315,325 which was allocated as debt discount. The debt discount is being amortized to interest expense over the term of the corresponding debentures. As of September 30, 2022, the unamortized debt discount was $262,771.

As of September 30, 2022, 147,745,854 shares of common stock were potentially issuable under the conversion terms of the outstanding debentures.

At December 31, 2021, accrued interest on the convertible notes payable was $54,110. During the nine months ended September 30, 2022, the Company added $109,854 of additional accrued interest, and converted $140,876 of accrued interest into common stock, leaving an accrued interest balance on the convertible notes payable of $23,088 at September 30, 2022. Accrued interest in included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

Cash Flows

In summary, our use of cash has been as follows:

For the Nine Months Ended September 30, 2022
Net cash used in operating activities	$(2,148,853)
Net cash used in investing activities	$(42,923)
Net cash provided by financing activities	$1,758,474

Operating Activities

Cash provided by or used in operating activities primarily consists of net loss adjusted for certain non-cash items, including depreciation, amortization, financing costs, changes in allowance for doubtful accounts, loss on extinguishment of debt, and the change in the fair value of our derivative liabilities, stock-based compensation, and the effect of changes in working capital and other activities. Cash used in operating activities for the nine months ended September 30, 2022 was $2,148,583 and consisted of a net loss of $6,142,144, adjustments for non-cash items, depreciation, amortization, financing costs, loss on extinguishment of debt, loss on the change in fair value of derivative liabilities, and stock-based compensation, which in the aggregate total $3,853,719, and $139,842 used in working capital and other activities.

Investing Activities

Cash used in investing activities for nine months ended September 30, 2022 was $42,923 and was attributable to capital expenditures.

Financing Activities

Cash provided by financing activities for nine months ended September 30, 2022 was $1,758,474 and was comprised of proceeds from a notes payable of $1,783,816, offset by payments on our notes payable of $10,098, payments of our acquisition obligations of $11,446, and payment of finance lease obligations of $3,798.

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

The accounting policies that we follow are set forth in Note 2, Summary of Significant Accounting Policies, of our consolidated financial statements for the period ended September 30, 2022. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the consolidated financial statements.

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

Stock-Based Compensation

FASB’s ASC Topic 718, Stock Compensation (formerly, FASB Statement 123R), prescribes accounting and reporting standards for all stock-based payment transactions in which employee and non-employee services are acquired. We measure the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Fair value for restricted stock awards is valued using the closing price of our Common Stock on the date of grant. For our nine months ending September 30, 2022 and 2021, we recognized $18,500 and $55,800, respectively of stock-based compensation expense. See Note 13, Share-Based Compensation, of our consolidated financial statements for the nine months ended September 30, 2022, for an additional description of our stock-based compensation that had a material effect on our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies to our consolidated financial statements for the period ended September 30, 2022 for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure control and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, the period covered in this Report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the 1934 Act is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the 1934 Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None that has not been previously disclosed in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed with or incorporated by reference into this Quarterly Report.

3.1	Amended and Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.2	Amended and Restated By-Laws is incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.3	Certificate of Designation of the Preferences, Rights, and Limitations of the Series B Preferred Stock is incorporated herein by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.4	Certificate of Designation of the Preferences, Rights, and Limitations of the Series C Preferred Stock is incorporated herein by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.5	Certificate of Designation of the Preferences, Rights, and Limitations of the Series D Preferred Stock is incorporated herein by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.6	Certificate of Amendment to Amendment and Restated Certificate of Incorporation, is incorporated herein by reference to Exhibit 3.6 of Amendment No. 1 to the Company Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

4.1	Form of Debenture is incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

4.2	Warrant is incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

4.3	Form of Stand-alone Debenture is incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (File No.333-239883), filed with the SEC on December 14, 2020.

4.4	Form of Secured Convertible Debenture of the registrant sold and issued to YAII PN, Ltd., on February 11, 2021 is incorporated herein by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

4.4a	Form of Secured Convertible Debenture of the registrant sold and issued to YAII PN, Ltd., on February 11, 2021 is incorporated herein by reference to Exhibit 4.4a of the Company’s Quarterly Current Report on Form 10-Q, filed with the SEC on November 15, 2021.

4.5	Form of Warrant of the registrant granted to YAII PN, Ltd., on February 11, 2021 is incorporated herein by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

4.6	Form of Secured Convertible Debenture of the registrant sold and issued to YAII PN, Ltd., effective August 23, 2021 is incorporated herein by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

4.7	Form of Warrant of the registrant granted to YAII PN, Ltd., effective August 23, 2021 is incorporated herein by reference to Exhibit 4.7 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

4.8	Form of Secured Convertible Debenture of the registrant sold and issued to YAII PN, Ltd., effective May 4, 2022 is incorporated herein by reference to Exhibit 4.8 of the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2022.

4.9	Form of Warrant of the registrant granted to YAII PN, Ltd., effective May 4, 2022 is incorporated herein by reference to Exhibit 4.9 of the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2022.

4.10	Form of Secured Convertible Senior Note of the registrant sold and issued to Mast Hill Fund, L.P., dated July 28, 2022 is incorporated herein by reference to Exhibit 4.10 of the Company’s Current Report on Form 8-K, filed with the SEC on August 3, 2022.

4.11	Form of Warrant of the registrant granted to Mast Hill Fund, L.P., dated July 28, 2022 is incorporated herein by reference to Exhibit 4.11 of the Company’s Current Report on Form 8-K, filed with the SEC on August 3, 2022.

10.1	Securities Purchase Agreement by and between the Company and YAII PN, Ltd., dated May 14, 2020 is incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.2	Registration Rights Agreement by and between the Company and YAII PN, Ltd., dated May 14, 2020 is incorporated herein by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.3	Independent Contractor Agreement by and between Kona Gold LLC and OPTN Companies Inc., dated April 15, 2020 is incorporated herein by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.4	Board of Directors Offer Letter between the Company and Matthew Crystal, dated July 24, 2018 is incorporated herein by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.5	Board of Directors Offer Letter between the Company and William Jeffrey Outlaw, dated September 3, 2019 is incorporated herein by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.6	Form of Distribution Agreement is incorporated herein by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.7	Membership Interest Purchase Agreement by and among Elev8 Hemp LLC, PLAD, Inc., and the Company, dated October 10, 2016, is incorporated herein by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.8	Securities Exchange and Settlement Agreement by and between Elev8 Brands, Inc., and the Company, dated March 6, 2018, is incorporated herein by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.9	Securities Exchange and Settlement Agreement by and between Elev8 Brands, Inc., and the Company, dated November 26, 2019 is incorporated herein by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.10	Employment Agreement by and between Christopher Selinger and the Company, dated September 1, 2018 is incorporated herein by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.11	Lease Agreement by and between Kona Gold, LLC and Hay Investment Properties, Inc., dated June 1, 2018 is incorporated herein by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.12	Triple Net Lease Agreement by and between Gold Leaf Distribution, LLC and 3090 S. Hwy 14, LLC, dated May 22, 2019 is incorporated herein by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.13	Lease Modification Agreement by and between Gold Leaf Distribution, LLC and 3090 S. Hwy 14, LLC, dated April 21, 2020 is incorporated herein by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.14	Line of Credit Agreement by and between Robert Clark and Gold Leaf Distribution, LLC, dated August 29, 2019 is incorporated herein by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.15	Line of Credit Agreement by and between Robert Clark and Kona Gold, LLC, dated April 4, 2019 is incorporated herein by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.16	Line of Credit Agreement by and between Matthew Nicoletti and Kona Gold, LLC, dated May 5, 2018 is incorporated herein by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.17	Standard Promissory Note issued by Gold Leaf Distribution in favor of Robert Clark, dated February 19, 2019 is incorporated herein by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.18	Standard Promissory Note issued by Kona Gold, LLC in favor of Robert Clark, dated January 15, 2019 is incorporated herein by reference to Exhibit 10.18 of Amendment No. 1 to the Company Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.19	Employment Agreement by and between the Company and Robert Clark, dated August 12, 2015 is incorporated herein by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.20	Employment Agreement by and between the Company and Lori Radcliffe, dated October 8, 2019 is incorporated herein by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.20a	Employment Agreement Amendment by and between the Company and Lori Radcliffe, dated September 14, 2021 is incorporated herein by reference to Exhibit 10.20a of the Company’s Registration Statement on Form S-1, filed with the SEC on September 22, 2021.

10.21	Amendment to Employment Agreement by and between the Company and Robert Clark, dated December 1, 2016 is incorporated herein by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.22	Agreement by and between the Company and Ryan Dodd, dated May 1, 2019 is incorporated herein by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.23	Amendment to Employment Agreement by and between Christopher Selinger and Kona Gold Solutions, Inc., dated May 1, 2020 is incorporated herein by reference to Exhibit 10.23of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.24	Amendment to Employment Agreement by and between Christopher Selinger and the Company, dated January 1, 2019 is incorporated herein by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.25	Security Agreement by and between the Company and YAII PN, Ltd., dated May 14, 2020 is incorporated herein by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.26	Line of Credit and Security Agreement Modification Agreement by and between Kona Gold LLC and Robert Clark, dated April 1, 2020 is incorporated herein by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.27	Line of Credit and Security Agreement Modification Agreement by and between Gold Leaf Distribution LLC and Robert Clark, dated April 1, 2020 is incorporated herein by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.28	Terms of Oral Agreement between the Company and Robert Clark is incorporated herein by reference to Exhibit 10.28 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.29	Waiver Agreement by and between the Company and YAII PN, Ltd., dated October 14, 2020, is incorporated herein by reference to Exhibit 10.29 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.30	Paycheck Protection Promissory Note issued in favor of Wells Fargo Bank, N.A. dated May 4, 2020, is incorporated herein by reference to Exhibit 10.30 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.31	Paycheck Protection Promissory Note issued in favor of Wells Fargo Bank, N.A. dated May 4, 2020, is incorporated herein by reference to Exhibit 10.31 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.32	Securities Purchase Agreement by and between the Company and YAII PN, Ltd., dated November 30, 2020, is incorporated herein by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on December 14, 2020.

10.33	Form of Securities Purchase Agreement between the registrant and YAII PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.28 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.34	Form of Registration Rights Agreement by and between the registrant and YAII PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.29 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.35	Form of Amended and Restated Security Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.30 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.36	Form of Intellectual Property Security Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.31 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.37	Form of Amended and Restated Global Guaranty Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.32 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.38	Form of Securities Purchase Agreement between the registrant and YAII PN, Ltd., for a transaction that closed and funded on August 23, 2021 is incorporated herein by reference to Exhibit 10.38 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

10.39	Form of Registration Rights Agreement by and between the registrant and YAII PN, Ltd., for a transaction that closed and funded on August 23, 2021 is incorporated herein by reference to Exhibit 10.39 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

10.40	Form of Second Amended and Restated Security Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed and funded on August 23, 2021 is incorporated herein by reference to Exhibit 10.40 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

10.41	Form of Intellectual Property Security Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed and funded on August 23, 2021 is incorporated herein by reference to Exhibit 10.41 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

10.42	Form of Second Amended and Restated Global Guaranty Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed and funded on August 23, 2021 is incorporated herein by reference to Exhibit 10.42 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

10.43	Agreement of Lease by and between Gold Leaf Distribution, LLC and RFMD-SC, LLC, dated August 30, 2021 is incorporated herein by reference to Exhibit 10.43 of the Company’s Registration Statement on Form S-1, filed with the SEC on September 22, 2021.

10.44	Form of Securities Purchase Agreement between the registrant and YAII PN, Ltd., for a transaction that closed and funded on May 4, 2022 is incorporated herein by reference to Exhibit 10.44 of the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2022.

10.45	Form of Security Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed and funded on May 4, 2022 is incorporated herein by reference to Exhibit 10.45 of the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2022.

10.46	Form of Intellectual Property Security Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed and funded on May 4, 2022 is incorporated herein by reference to Exhibit 10.46 of the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2022.

10.47	Form of Global Guaranty Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed and funded on May 4, 2022 is incorporated herein by reference to Exhibit 10.47 of the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2022.

10.48	Form of Securities Purchase Agreement between the registrant and Mast Hill Fund, L.P., for a transaction that closed and funded on July 29, 2022 is incorporated herein by reference to Exhibit 10.48 of the Company’s Current Report on Form 8-K, filed with the SEC on August 3, 2022.

10.49	Form of Security Agreement of the registrant and its subsidiaries in favor of Mast Hill Fund, L.P., for a transaction that closed and funded on July 29, 2022 is incorporated herein by reference to Exhibit 10.49 of the Company’s Current Report on Form 8-K, filed with the SEC on August 3, 2022.

10.50	Revenue Purchase Agreement between the registrant and NewCo Capital Group VI, LLC, effective as of September 30, 2022 is incorporated herein by reference to Exhibit 10.50 of the Company’s Amended Registration Statement on Form S-1 (File No.: 333-267199), filed with the SEC on October 14, 2022.

10.51*	Revenue Purchase Agreement between the registrant and Cobalt Funding Solutions effective as of November 2, 2022 is incorporated herein.

21.1	List of subsidiaries of the registrant is incorporated herein by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2021.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KONA GOLD BEVERAGE, INC.

November 14, 2022	By:	/s/ Robert Clark
Robert Clark
Chief Executive Officer

November 14, 2022	By:	/s/ Lori Radcliffe
Lori Radcliffe
Chief Financial Officer

