Form 10-K
period 2022-12-31
KONA GOLD BEVERAGE, INC.
filed 2023-03-31
CIK 1802546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2022 was $13,997,332.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were a total of 2,139,440,557 shares of Common Stock outstanding as of March 31, 2023.

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

●	Kona focuses on creating great tasting and healthy hemp-infused energy drinks in the functional beverage market for those who lead an active lifestyle. Kona is a proud member of the Hemp Industries Association (“HIA”) and strives to promote the benefits of hemp seed in our products. The hemp seed in our energy drinks contains all 20 amino acids that are already found in the human body. For those leading a healthy lifestyle, hemp seed protein is considered to be a complete protein and is compatible with a variety of diets, including vegan and Kosher.

●	HighDrate focuses on the development and marketing of CBD-infused energy waters available in a variety of great tasting flavors. HighDrate’s CBD-infused energy waters are geared to the fitness and wellness markets. Our CBD-infused energy waters are powered by Alkame’s patented technology, which provides premium oxygenated alkaline water with natural antioxidants. All of our waters are infused with CBD.

●	S and S focuses on the development and marketing of Ooh La Lemin and Ooh La Lemin Sparkling, which is a lemonade that has no added sugar, is low in carbohydrates, and has only 15 calories for Ooh La Lemin, and only 10 calories for Ooh La Lemin Sparkling. Ooh La Lemin is available in four flavors: (i) Original Lemonade, (ii) Blue Raspberry Lemonade, (iii) Peach Lemonade, and (iv) Strawberry Lemonade. Ooh La Lemin Sparkling is available in six flavors: (i) Original, (ii) Cucumber Watermelon, (iii) Blue Raspberry, (iv) Pineapple Mango, (v) Citrus Splash, and (vi) Huckleberry.

●	Gold Leaf focuses on the distribution of premium beverages and snacks, such as alkaline waters, beverages for kids, energy drinks, fruit flavored sodas, low-carb lemonade, healthy aloe juice drinks, as well as CBD-infused jellybeans, in key markets, all of which complement our current product offerings. These markets include over 1,500 accounts in grocery stores, convenience stores, smoke shops, vape shops, and specialty stores located in Florida and South Carolina.

Business Overview

We are a lifestyle company that specializes in developing premier hemp and CBD products in the functional beverage and fitness markets. Focusing on the hemp energy drink, low carb and low-calorie lemonade, and CBD water markets, we believe that we have positioned ourselves as a premium lifestyle brand.

We currently sell Kona, HighDrate, and Ooh La Lemin through resellers, our websites, and distributors that span across 18 states. Our products are available in a wide variety of stores, including convenience and grocery stores, smoke shops, and gift shops. Gold Leaf also distributes our own products, as well as products purchased for resale from several other beverage manufacturers. These premium beverages and snacks are available in more than 1,500 grocery stores, convenience stores, smoke shops, vape shops, and specialty stores.

Product Lines

Within our Company, we market five distinct product lines: hemp-infused energy drinks, CBD-infused energy water, low carb and low-calorie lemonade, and apparel with our trademark logo.

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

Distributors and Resellers

Our markets include over 1,500 accounts in grocery stores, convenience stores, smoke shops, vape shops, and specialty stores located in Florida and South Carolina. In addition to distributing the Company’s own beverage products, the Company also distributes other products, including alkaline waters, beverages for kids, energy drinks, fruit flavored sodas, low-carb lemonade, healthy aloe juice drinks, and CBD-infused products, all of which complement the Company’s current product offerings.

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

Health and Fitness

The health and fitness industry, which includes food and beverages, saw consumer awareness drive trends to health and wellness, plant-based, and clean-label products in 2022. We believe that conscious consumerism will continue to drive these trends in 2023. We believe that consumers are making food and beverage choices based on their personal definition of health. Further, we believe that consumers are looking for healthy alternatives to obtain relief from pain and anxiety, and that CBD has become a viable option because it balances the mind and body. Women have traditionally been early adapters of health and wellness trends and CBD-infused products, food, and beverages have been recognized by women to have a connection between happiness and health.

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

Co-Packing

We do not directly produce our hemp-infused energy drinks, HighDrate CBD-infused energy waters, or Ooh La Lemin, but instead outsource the production of our products with our specifications to third-party bottlers and co-packers. We use co-packers to produce our beverage products. The co-packers are responsible for the production and packaging of the finished products, including the procurement of all required ingredients and packaging materials. We have partnered with multiple co-packers in the United States to provide fulfillment of our products from quality, low-cost sources. These partners are integral to our success, providing, we believe, the ability to scale as needed. We store all of our products, except for Ooh La Lemin, in our warehouses located in Greer, South Carolina and Melbourne, Florida. Ooh La Lemin is stored in our co-packers’ warehouse.

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

Marketing Strategy

Our sales and marketing strategy for all of our beverage products is to focus on developing brand awareness through image enhancing programs and product samplings. We use our branded vehicles and other promotional vehicles at events, where we offer samples of our products to consumers. We utilize “push-pull” methods to enhance shelf and display space exposure in sales outlets (including racks, coolers, and barrel coolers), advertising, in-store promotions, and in-store placement of point-of-sale materials to encourage demand from consumers for our products. We collaborate with external marketing companies with diverse experience in product design, innovative thinking, transparency in decision-making, brand metrics, executive management, sales, and strategic marketing. We also support our brands with prize promotions, price promotions, competitions, endorsements from selected public and sports figures, sports personality endorsements, sampling and sponsorship of selected athletes, teams, series, bands, esports, causes, and events. In-store posters, outdoor posters, social media (directly and through our sponsorships and endorsements), and coupons may also be used to promote our brands.

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

Sales Strategy

Our sales strategy is to exploit the low carb and low-calorie beverage market, along with the energy drink and water markets in 2023, with the groundwork that we laid out in 2021 and 2022. We believe that tradeshows will play a major role in creating market awareness of our brands. Currently, our lemonade and energy drinks are available for sale on Amazon.com, Inc.’s website, the largest internet-based retailer in the United States.

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

Employees

We believe the people who work for us are critical to our continued success. As of March 27, 2023, we employed a total of 21 persons, all of whom were employed on a full-time basis. We strive to attract and retain qualified personnel; however, due to the size and scope of our business, we do not have any formal human capital strategies.

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

We have had losses for several years and had an accumulated deficit of $23,613,208 at December 31, 2022, which included our net loss of $7,313,035 for the year ended December 31, 2022, as compared to an accumulated deficit of $16,300,173, which included net loss of $7,020,137 for year ended December 31, 2021. We have implemented several initiatives intended to improve our revenues and reduce our operating costs with a goal of profitability. If we are unsuccessful in this regard, it will have a material adverse impact on our business, prospects, operating results, and financial condition. Our prior losses have had, and any future losses may continue to have, an adverse effect on our working capital. If we fail to generate revenue and become profitable, or if we are unable to fund our continuing losses, our stockholders could lose all or part of their investment.

Our recurring losses and significant accumulated deficit have raised substantial doubt regarding our ability to continue as a going concern.

We have experienced recurring operating losses over the last two years and have a significant accumulated deficit. We expect to continue to generate operating losses and consume significant cash resources for the foreseeable future. Without additional financing, these conditions raise substantial doubt about our ability to continue as a going concern, meaning that we may be unable to continue operations for the foreseeable future or realize assets and discharge liabilities in the ordinary course of operations. If we seek additional financing to fund our business activities in the future and there remains doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all. If we are unable to obtain sufficient funding, our business, prospects, financial condition, and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that our stockholders will lose all or a part of their investment.

We do not have sufficient working capital to fund our planned operations, and, as a result, we may need to raise additional capital in the future, which may not be available when needed, on acceptable terms or at all.

We have limited capital resources. To date, we have financed our operations entirely through equity investments by our management and other investors, the incurrence of debt, salary deferments, and stock issuance deferments, and we expect to continue to do so in the foreseeable future. During the years ended December 31, 2022 and 2021, we relied on aggregate of approximately $6.3 million from incurrence of debt, salary deferments, and stock issuance deferments, to fund our operations. Taking into account the issuance of a $250,000 note payable on March 25, 2022, $500,000 debenture on May 4, 2022, the issuance of a $595,000 debenture on July 29, 2022, the issuance of a $250,000 note payable on September 30, 2022, the issuance of approximately $217,000 note payable on December 16, 2022, the issuance of a $900,000 debenture on February 10, 2021, the issuance of a $600,000 debenture on June 10, 2021, the issuance of a $1.5 million debenture on August 20, 2021, and an additional issuance of a $1.5 million debenture on November 1, 2021.

The Company believes it has enough cash to sustain operations through December 31, 2023. Subsequent to December 31, 2022, the Company received proceeds of $760,000 on the sale of notes, including the draw of $200,000 from the issuance of $200,000 line of credit on March 7, 2023, the draw of $85,000 from the issuance of $85,000 line of credit on March 9, 2023, the issuance of a $475,000 debenture on March 13, 2023, and the entry into an equity line of credit of up to $5,000,000 on March 30, 2023 (that, as of the Date of this Annual Report, the Company has not utilized). Taking into account our planned activities and sources of capital, we believe that we will not require additional funding of our financial obligations and operations for the next 12 months in excess of what we anticipate that we will generate from our operations and the potential use of the equity line of credit. However, our estimates of our operating revenues and expenses and working capital requirements could be incorrect, and we may use our cash resources faster than we anticipate. Further, some or all of our ongoing or planned investments may not be successful and could further deplete our capital without immediate, or any, cash returns.

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

As of March 31, 2023, members of our management team beneficially owned approximately 25.03% of our Common Stock. As a result, management has the virtual unfettered ability to control substantially all matters submitted to our stockholders for approval including (i) election of our Board; (ii) removal of any of our directors; (iii) amendment of our Amended and Restated Certificate of Incorporation (our “A&R Certificate of Incorporation”) or our Amended and Restated Bylaws (our “A&R Bylaws”); and (iii) adoption of measures that could delay or prevent a change in control or impede a merger, takeover, or other business combination involving us.

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

Our A&R Certificate of Incorporation authorizes 10,500,000,000 shares of our Common Stock, of which 2,139,440,557 are issued and outstanding as of March 31, 2023; 1,200,000 shares of our Series B Preferred Stock, of which 488,000 shares are issued and outstanding as of March 31, 2023; 2,000 shares of our Series C Preferred Stock, of which 1,000 shares are issued and outstanding as of March 31, 2023; and 500,000 shares of our Series D Preferred Stock, of which 500,000 shares are issued and outstanding as of March 31, 2023, for an aggregate of 988,000 issued and outstanding shares of our preferred stock as of March 31, 2023, which shares of issued and outstanding shares of our preferred stock are convertible into an aggregate of 500,488,000 shares of our Common Stock. Although our Board intends to utilize its reasonable business judgment to fulfill its fiduciary obligations to our then-existing stockholders in connection with any future issuance of our capital stock, the future issuance of additional shares of our Common Stock or preferred stock convertible into shares of our Common Stock would cause immediate, and potentially substantial, dilution to our existing stockholders, which could also have a material effect on the market value of the shares. In addition, the exercise price of any convertible debt securities or the conversion price of any convertible equity securities we may sell and issue in the future could be significantly lower than the market price of our Common Stock on the respective issuance, exercise, or conversion date. Alternatively, we could issue equity securities at a significant discount to the market price of our Common Stock on the issuance date, the occurrence of any of such events could have a material adverse effect on the market price of our Common Stock.

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

Through our subsidiary, Gold Leaf, we also lease a 30,000 square foot warehouse and main distribution hub in Greer, South Carolina. The lease is for a 63-month term that commenced in May 2019. Beginning in April 2022, our monthly rent includes monthly base payments of $10,200, plus applicable monthly CAM fees (Common Area Maintenance). Gold Leaf leases an additional 10,000 square foot building in Conway, South Carolina. The lease is for a 62-month that commenced in October 2021. Our monthly rent is approximately $7,261. Effective December 31, 2022, we consolidated our distribution facilities into our main distribution hub in Greer, SC. We believe our office space, warehouse space, and distribution facilities are sufficient to meet our current needs.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Securities

On November 16, 2022, the Company issued 32,512,593 shares of Common Stock to YA II PN, Ltd. upon its conversion of $100,000 of principal, and $789 of accrued interest on a secured convertible debenture, at a per-share price of $0.0031. On November 29, 2022, the Company issued 40,256,440 shares of Common Stock to YA II PN, Ltd. upon its conversion of $100,000 of principal, and $641 of accrued interest on a secured convertible debenture, at a per-share price of $0.0025. On December 9, 2022, the Company issued 40,131,508 shares of Common Stock to YA II PN, Ltd. upon its conversion of $100,000 of principal, and $329 of accrued interest on a secured convertible debenture, at a per-share price of $0.0025. On December 16, 2022, the Company issued 45,506,850 shares of Common Stock to YA II PN, Ltd. upon its conversion of $100,000 of principal, and $115 of accrued interest on a secured convertible debenture, at a per-share price of $0.0022. We issued these shares of Common Stock pursuant to the exception from registration provided by Section 3(a)(9) of the Securities Act. We did not receive any funds resulting from the conversions, as we had received funds from YA II from the secured debentures that we sold to it in May 2022.

On January 10, 2023, the Company issued an aggregate of 67,164,179 shares of Common Stock to Mast Hill Fund, L.P. (“Mast Hill”) upon its cashless exercise of 100,000,000 warrants, at a per-share price of $0.0022, for a net issuance of 67,164,179 shares of Common Stock. We issued these shares of Common Stock pursuant to the exception from registration provided by Section 3(a)(9) of the Securities Act. We did not receive any funds resulting from the exercise of the warrants, which were granted in connection with the Securities Purchase Agreement that the Company and Mast Hill entered in July 2022.

On March 1, 2023, the Company issued 72,000,000 shares of Common Stock to Mast Hill upon its conversion of $122,352 of principal, and $35,048 of accrued interest on its Senior Secured Promissory Note, at a per-share price of $0.0022. We issued these shares of Common Stock pursuant to the exception from registration provided by Section 3(a)(9) of the Securities Act. We did not receive any funds resulting from the conversion, as we had received funds from Mast Hill from the secured debenture that we sold to it in July 2022.

On February 16, 2023, we issued 1,000 shares of our Series C Preferred Stock to Robert Clark. As of that date, there were 169,999,860 shares of Common Stock that were issuable to Mr. Clark. For this issuance, we utilized 1,000 of such issuable shares. We issued these shares of Series C Preferred Stock pursuant to the exception from registration provided by Section 4(a)(2) of the Securities Act in that this transaction did not constitute a public offering and there was no general solicitation in connection with such issuance. We did not receive any funds in connection with this issuance, as such shares had previously been expensed in connection with Mr. Clark’s employment agreement.

Market Information

As of March 30, 2023, our Common Stock is quoted on the Pink® Open Market under the symbol “KGKG.” From April 15, 2020 to March 14, 2022, our Common Stock was quoted on the OTCQB® Venture Market.

The table below sets forth the high and low closing prices of our Common Stock during the periods indicated, as reported by the OTCM. The market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commissions and may not reflect actual transactions.

	2023				2022		2021
	Price Range				Price Range		Price Range
	High		Low		High	Low	High	Low

First Quarter (1)		$0.0082		$0.0036	$0.0100	$0.0033	$0.0523	$0.0260
Second Quarter	$	N/A	$	N/A	$0.0296	$0.0072	$0.0337	$0.0231
Third Quarter	$	N/A	$	N/A	$0.0080	$0.0052	$0.0245	$0.0150
Fourth Quarter	$	N/A	$	N/A	$0.0061	$0.0021	$0.0168	$0.0052

(1) First quarter though March 30, 2023.

Holders

On March 31, 2023 there were approximately 99 holders of record of our Common Stock. This does not include an indeterminate number of persons who hold our Common Stock in brokerage accounts and otherwise in “street name.” As of such date, 2,139,440,557 shares of our Common Stock were issued and outstanding.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2022 and 2021 should be read in conjunction with the financial statements and related notes and the other financial information that are included elsewhere in this Annual Report. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements,” and “Description of Business” sections in this Annual Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Annual Report and other filings with the SEC, reports to our stockholders, and news releases. All statements that express expectations, estimates, forecasts, or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements.

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

Results of Operations

Our business has grown rapidly since inception in 2015, and we anticipate that our business will continue to grow significantly. For the year ended December 31, 2022, the Company saw an increase in growth compared to the same period of the prior year period, as this was mostly attributable to increased retail revenue. Our. The Company acquired S and S Beverage, Inc. (“S and S”), in early 2021, which increased our product variety, resulting in the commencement of new distribution contracts.

We derive our revenue from sales of our products to online consumers, to resellers, and to distributors, Product sales to resellers include sales to convenience stores, grocery stores, and smoke and gift shops that complement our current product offering. Product sales to distributors include Kona energy drinks, our HighDrate CBD-infused energy waters, and our apparel, such as t-shirts and hats. In early 2021, we broadened our product line to include Ooh La Lemin sparkling and still lemonade. We also distribute our products and other companies’ products at retail.

We have experienced and expect to continue to experience substantial growth in our operations as we seek to expand through additional products and acquisitions that complement our current product offerings. We expect that revenue will continue to increase in fiscal year 2023 compared to fiscal year 2022, as distribution by our current distributors, who were, and whose clients were, affected by COVID-19 in fiscal year 2021 has resumed and we do not expect to see COVID-19 pandemic-related distribution impacts for fiscal year 2023. Based on those expectations, we now anticipate signing more favorable agreements with larger, reputable tier 1 and mid-size distributors, big box stores, and grocery chains. The following is a more detailed discussion of our financial condition and results of operations for the period presented.

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

Year ended December 31, 2022 compared to Year ended December 31, 2021

Overview

As reflected in the accompanying financial statements, during the year ended December 31, 2022, we incurred a net loss of approximately $7.3 million and used cash in operations of approximately $2.5 million, compared to a net loss of approximately $7.0 million and use of cash in operations of approximately $2.7 million for the year ended December 31, 2021. As of December 31, 2022, we had a stockholders’ deficit of approximately $3.8 million.

The following is a more detailed discussion of our financial condition and results of operations for the period presented, along with prior periods.

Revenue

The following table presents our net revenues, by revenue source, and the period-over-period percentage change, for the period presented:

	Year Ended December 31,
	2022	2021
Revenue Source	Revenue	Revenue	% Change
Distributors	$805,480	$895,850	(10)%
Amazon	128,756	154,240	(17)%
Online Sales	22,647	68,073	(67)%
Retail	3,609,419	1,420,747	154%
Shipping	11,484	17,305	(34)%
Sales Returns and Allowances	(134,750)	(77,479)	74%
Net Revenues	$4,443,036	$2,478,736	79%

The following table presents our net revenues by product lines for the period presented:

	Year Ended December 31,
	2022	2021
Product Line	Revenue	Revenue	% Change
Hemp Energy Drinks	$168,146	$362,096	(54)%
CBD Energy Waters	59,250	133,110	(55)%
Lemonade Drinks	729,306	621,331	17%
Apparel	181	1,626	(89)%
Retail	3,609,419	1,420,747	154%
Shipping	11,484	17,305	(34)%
Sales returns and allowance	(134,750)	(77,479)	74%
Net Revenues	$4,443,036	$2,478,736	79%

During the year ended December 31, 2022, we reported net revenues of $4.4 million, which is an increase of $1.96 million, or 79%, compared to net revenues of $2.5 million for the year ended December 31, 2021. An increase of $2.2 million of our revenue is attributable to increased retail revenue, while our product sales decreased in net revenue by $224,371. We attribute the significant increase in retail revenue to attaining a larger percentage of the territories in which we distribute, including the addition of additional distribution to larger grocery and convenience store chains. We attribute the decrease in product sales to certain delays in the rollout of existing product lines in a national retailer, as well as to a change-over in our customer mix from the prior period due to a non-repetitive, regional, one-off customer relationship in the prior period and a different regional customer imposing slotting fees in the prior period, which we declined to pay in the current year. We anticipate that the rollout of our drink products with a national retailer that commenced late in fiscal year 2022 will continue in fiscal year 2023. Additionally, the Company experienced delays in the rebranding of our hemp product line and the subsequent production. We expect that our product revenue will increase in fiscal year 2023 compared to fiscal year 2022, and we do not anticipate further delays. Further, the Company hired additional sales personnel to lead sales efforts as the Company began to expand into new territories late in the fiscal year 2022, and the Company signed several new large distributors late in fiscal year 2022. The Company anticipates continuing signing more favorable agreements with larger, reputable tier 1 and mid-size distributors, big box stores, and grocery chains. In addition, we anticipate that our retail revenue will continue to increase as we broaden our customer base with increased distribution to additional grocery and convenience chains.

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

During the year ended December 31, 2022, we reported cost of revenues of approximately $3.5 million, which is an increase of approximately $1.3 million, or approximately 61%, compared to approximately $2.1 million for the year ended December 31, 2021. An increase of $1.6 million of our cost of revenues is attributable to an increase in our retail distribution in 2022, while our cost of revenues for product sales decreased $328,477, compared to the prior year period. The cost of revenues increase was smaller than the increase in revenues. This is primarily attributed to a decrease costs in obtaining our ingredients for our products, for production of our products, and for shipping our products from the prior year period. We expect that we will continue, to see an increased cost of revenues in fiscal year 2023, primarily due to an anticipated increase in revenues. In addition, as the cost of shipping our products continues to remain elevated, we also anticipate increased costs for obtaining our ingredients for our products, increased costs for production of our products, and increased costs of shipping our products. We continue to seek alternative methods to reduce costs for production and the cost of shipping our products in fiscal year 2023.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses (“SG&A”) expenses consist primarily of professional fees, salaries and wages, advertising, rent, travel expenses, corporate-related expenses, and general office and administrative expenses related to maintaining our facilities.

Selling, General and Administrative Expenses (“SG&A”) expenses consist primarily of professional fees, salaries and wages, advertising, rent, travel expenses, corporate-related expenses, and general office and administrative expenses related to maintaining our facilities. Selling, general and administrative expenses increased in the year ended December 31, 2022, to $4.1 million from $3.4 million, an increase of $764,458 over the same period last year. The increase was driven by increased operating expenses associated with wages related to hiring additional sales personal, travel expenses, insurance expenses, and legal and accounting fees related to corporate expenses, partially offset by lower professional fees and regional customer imposing slotting fees in the prior period, which we declined to pay in the current year. We expect that as we expand our business operations, SG&A expenses will continue to increase.

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

Other Income and Expenses

Other expense for the year ended December 31, 2022 was $4.2 million, as compared to other expense of $2.6 million for the year ended December 31, 2021. The change in balance was due to the increase in interest expense of $58,273, the increase in the change in value of derivative liabilities of $2.1 million, the increase in loss on extinguishment of debt of $249,831, offset by the decrease in financing costs of $1.0 million, and decreased other expense of $22,262, as compared to the same period last year. In addition, for the year ended December 31, 2021, the company recorded a gain on forgiveness of PPP loans of $212,648, which did not occur in the same period of the current year.

Net Loss

We incurred a net loss of approximately $7.3 million for the year ended December 31, 2022, an increase of approximately $292,898 compared to the previous year ending December 31, 2021, in which we incurred a net loss of approximately $7.0 million. This net loss is primarily due to our increase in gross profit, offset by increased SG&A expenses and the increase in other expenses, as discussed above.

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

We have incurred operating losses since inception and have negative cash flow from operations since inception. As of December 31, 2022, we had a stockholders’ deficit of approximately $3.8 million and we incurred a net loss of approximately $7.3 million during the year ended December 31, 2022. We also utilized cash in operations of approximately $2.5 million during the year ended December 31, 2022. As a result, our continuation as a going concern is dependent on our ability to obtain additional financing until we can generate sufficient cash flow from operations to meet our obligations.

Subsequent to December 31, 2022, the Company received proceeds of $760,000 on the sale of notes, including the draw of $200,000 from the issuance of $200,000 line of credit on March 7, 2023, the draw of $85,000 from the issuance of $85,000 line of credit on March 9, 2023, the issuance of a $475,000 debenture on March 13, 2023, and the entry into an equity line of credit of up to $5,000,000 on March 30, 2023 (that, as of the Date of this Annual Report, the Company has not utilized). There is no assurance that we will ever be profitable or that, notwithstanding the recent financing activities disclosed above, any further debt or equity financing will be available to us in the amounts, on terms, and at times deemed acceptable to us, if at all. We continue to seek additional financing. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business, as planned, and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

Notes Payable – Related Parties

Notes payable with related parties consists of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021

Note payable – related party (a)	$1,352,651	$1,352,651
Note payable – related party (b)	260,000	-
Note payable – related party (c)	125,500	125,500
Note payable – related party (d)	47,500	53,500
Total notes payable – related parties	1,785,651	1,531,651
Notes payable – related parties, current portion	(1,785,651)	(6,000)
Notes payable – related parties, net of current portion	$-	$1,525,651

(a)	On April 4, 2019, the Company entered into an unsecured Line of Credit Agreement with Robert Clark. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $1,500,000. Advances under this line of credit bear interest at the rate of 3.75 percent per annum. The line of credit matures on April 4, 2023, at which time all outstanding principal amounts and accrued interest are due and payable. At December 31, 2022 and 2021, outstanding principal was $1,352,651 and $1,352,651, respectively.

(b)	On May 6, 2022, the Company entered into an unsecured Line of Credit Agreement with Robert Clark. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $300,000. Advances under this line of credit bear interest at the rate of 3.75 percent per annum. The line of credit matures on May 6, 2023, at which time all outstanding principal amounts and accrued interest are due and payable. At December 31, 2022, the outstanding principal was $260,000.

(c)	On August 29, 2019, the Company entered into an unsecured Line of Credit Agreement with Robert Clark. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $200,000. Advances under this line of credit bear interest at the rate of 3.75 percent per annum. The line of credit matures on August 29, 2023, at which time all outstanding principal amounts and accrued interest are due and payable. December 31, 2022 and December 31, 2021, outstanding principal was $125,500 and $125,500, respectively.

(d)	On February 19, 2019, the Company issued an unsecured Standard Promissory Note in Favor of Robert Clark, as lender, in the original principal amount of $70,000. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The note bears no interest. Principal payments of $500 per month commenced in March 2019, with final payment due in March 2021. On March 15, 2022, the Company issued an Amendment to the original issued Standard Promissory Note in Favor of Robert Clark for the remaining outstanding principal of $58,000. Principal payment of $500 per month, with final payment due in March 2023. The outstanding principal balance of this note at December 31, 2021 was $53,500. During the year ended December 31, 2022, the Company made principal payments of $6,000, leaving an outstanding principal balance of $47,500 at December 31, 2022.

At December 31, 2021, accrued interest on notes payable to related parties was $95,873. During the year ended December 31, 2022, the Company added $58,086 of additional accrued interest, leaving an accrued interest balance on the notes payable to related parties of $153,959 at December 31, 2022. Accrued interest is included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

Notes Payable

Notes payable consists of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021

Note payable (a)	$26,994	$33,312
Note payable (b)	44,550	-
Note payable (c)	40,103	-
Note payable (d)	250,000	-
Note payable (e)	247,263	-
Note payable (f)	206,625	-
Note payable (g)	172,500	-
Total notes payable	988,035	33,312
Less debt discount (e)	(218,481)	-
Total notes payable, net	769,554	33,312
Notes payable, current portion	(712,499)	(7,974)
Notes payable, net of current portion	$57,055	$25,338

(a)	On August 21, 2021, the Company financed the purchase of a vehicle for $34,763, after making a down payment of $20,000. The loan term is for 60 months, annual interest rate of 5.44%, with monthly principal and interest payments of $665, and secured by the purchased vehicle. At December 31, 2021, the loan balance was $33,312. During the year ended December 31, 2022, the Company made principal payments of $6,318, leaving a loan balance of $26,994 at December 31, 2022, of which $6,656 was recorded as the current portion of loan payable on the accompanying Consolidated Balance Sheet.

(b)	On September 30, 2022, the Company financed the purchase of a vehicle for $46,576, after making a down payment. The loan term is for 60 months, annual interest rate of 9.44%, with monthly principal and interest payments of $980, and secured by the purchased vehicle. During the year ended December 31, 2022, the Company made principal payments of $2,026, leaving a loan balance of $44,550 at December 31, 2022, of which $7,832 was recorded as the current portion of loan payable on the accompanying Consolidated Balance Sheet.

(c)	In April 2021, the Company entered into a Line of Credit Agreement with Wells Fargo Bank. The Line of Credit is personally guaranteed by Robert Clark, the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $42,000. Advances under this line of credit bear interest at the rate of 11.50 percent per annum. The line of credit matures in 2023, at which time all outstanding principal amounts and accrued interest are due and payable. At December 31, 2022, the outstanding principal was $40,103, which was recorded as the current portion of loan payable on the accompanying Consolidated Balance Sheet.

(d)	On March 25, 2022, the Company entered into a secured debenture with an otherwise unaffiliated individual in the principal amount of $250,000. The secured note payable matures on March 24, 2023, and bears interest at the rate of 0.97 percent per annum. The secured debenture is secured by nine (9) identified motor vehicles of the Company. In connection with the issuance of the debenture, the Company issued to the lender 25 million shares of the Company’s common stock at a price of $0.004 per share. The Company determined the fair value of the 25 million shares was $135,000, which was recorded as a debt discount against the secured debenture. As of December 31, 2022, the outstanding balance of the secured debentures amounted to $250,000 and the unamortized debt discount was $31,531, which was recorded as the current portion of loan payable on the accompanying Consolidated Balance Sheets.

(e)	On September 30, 2022, the Company entered into a secured non-interest bearing advance agreement with an unaffiliated third party for the purchase of future receipts/revenues. Under the agreements, the Company received a lump sum payment of $250,000, and in return, the lender receives a secured right to collect a fix sum of future receipts/revenue of $340,000 to be collected by the Company. In accordance with the agreement, the Company agreed to sell, assign and transfer to the Purchaser of all the Company’s payments, receipts, settlements and funds paid to or received by or for the account of the Company from time to time on and after the date hereof in payment or settlement of the Company’s existing and future accounts, payment intangibles, credit, debit and/or stored value card transactions, contract rights and other entitlements arising from or relating to the payment of monies from the Company’s customers and/or other payors or obligors. The loan is payable in weekly payments of $7,728, is secured by these assets described above, and is guaranteed by Robert Clark, the Company’s Chief Executive Officer. Upon execution of the advance and receipt of funds, the Company recorded the difference of $90,000 between the cash collected and the face amount of the note as a note discount and will amortize the note discount as interest expense over the life of the advance. As of December 31, 2022, the outstanding balance of the secured debentures amounted to $247,263 and the unamortized debt discount was $65,452, which was recorded as the current portion of loan payable on the accompanying Consolidated Balance Sheets.

(f)	On December 16, 2022, the Company entered into a secured non-interest bearing advance agreement with an unaffiliated third party for the purchase of future receipts/revenues. Under the agreements, the Company received a lump sum payment of $143,957 after fees, and in return, the lender receives a secured right to collect a fix sum of future receipts/revenue of $216,956 to be collected by the Company. In accordance with the agreement, the Company agreed to sell, assign and transfer to the Purchaser of all the Company’s payments, receipts, settlements and funds paid to or received by or for the account of the Company from time to time on and after the date hereof in payment or settlement of the Company’s existing and future accounts, payment intangibles, credit, debit and/or stored value card transactions, contract rights and other entitlements arising from or relating to the payment of monies from the Company’s customers and/or other payors or obligors. The loan is payable in daily payments of $1,291, is secured by these assets described above, and is guaranteed by Robert Clark, the Company’s Chief Executive Officer. Upon execution of the advance and receipt of funds, the Company recorded the difference of $72,999 between the cash collected and the face amount of the note as a note discount, and will amortize the note discount as interest expense over the life of the advance. As of December 31, 2022, the outstanding balance of the secured debentures amounted to $206,625 and the unamortized debt discount was $69,523, which was recorded as the current portion of loan payable on the accompanying Consolidated Balance Sheets.

(g)	On November 2, 2022, the Company entered into a secured non-interest bearing advance agreement with an unaffiliated third party for the purchase of future receipts/revenues. Under the agreements, the Company received a lump sum payment of $168,000, and in return, the lender receives a secured right to collect a fix sum of future receipts/revenue of $241,500 to be collected by the Company. In accordance with the agreement, the Company agreed to sell, assign and transfer to the Purchaser of all the Company’s payments, receipts, settlements and funds paid to or received by or for the account of the Company from time to time on and after the date hereof in payment or settlement of the Company’s existing and future accounts, payment intangibles, credit, debit and/or stored value card transactions, contract rights and other entitlements arising from or relating to the payment of monies from the Company’s customers and/or other payors or obligors. The loan is payable in weekly payments of $1,725, is secured by these assets described above, and is guaranteed by Robert Clark, the Company’s Chief Executive Officer. Upon execution of the advance and receipt of funds, the Company recorded the difference of $73,500 between the cash collected and the face amount of the note as a note discount and will amortize the note discount as interest expense over the life of the advance. As of December 31, 2022, the outstanding balance of the secured debentures amounted to $172,500 and the unamortized debt discount was $51,975, which was recorded as the current portion of loan payable on the accompanying Consolidated Balance Sheets.

At December 31, 2021, there was no accrued interest on the notes payable. During the year ended December 31, 2022, the Company added $1,874 of additional accrued interest, leaving $1,874 of accrued interest balance on the notes payable at December 31, 2022. Accrued interest in included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

Secured Convertible Debentures

On July 28, 2022, the Company issued senior secured debentures to an otherwise unaffiliated third-party investor (the “Investor”) in the aggregate of $595,000. The debentures bear interest at a rate of 10% per annum, mature on July 28, 2023, and are convertible into shares of our common stock at a conversion price of $0.0045 per share. If the Company issues subsequent equity instruments at an effective price per share that is lower than the conversion price of $0.0045 per shares, then the conversion price shall be reduced, at the option of the Holder, to a price equal to the Weighted Average Price (as defined), provided, further, that if the conversion price is equal to or less than $0.003, then the conversion price shall be reduced at the option of the Holder to a price equal to the lower price. The senior secured debentures are secured by all of the Company’s assets and the assets of each of its subsidiaries pursuant to the Security Agreement. The security interest granted to the Investor under the Security Agreement is subordinate to the continuing security interest that remains in effect pursuant to the previous grant of a security interest in connection with a still-outstanding debenture to an earlier investor all tangible and intangible assets. In connection with the issuances of the debentures, the Company granted to the Selling Stockholder warrants to purchase up to 100 million shares of the Company’s common stock, which expire on July 28, 2027. The warrants are exercisable at $0.0045 per share. As a result of these issuances and grants, we incurred the following (a) relative fair value of the warrants granted of $223,000; and (b) original issue discounts of $92,325 of the debentures for a total of $315,325 which was allocated as debt discount. The debt discount is being amortized to interest expense over the term of the corresponding debentures. As of December 31, 2022, the unamortized debt discount was $183,940.

At December 31, 2021, accrued interest on the convertible notes payable was $54,110. During the year ended December 31, 2022, the Company added $129,602 of additional accrued interest, and converted $157,956 of accrued interest into common stock, leaving an accrued interest balance on the convertible notes payable of $25,756 at December 31, 2022.

Cash Flows

In summary, our use of cash has been as follows:

For the Year Ended December 31, 2022
Net cash used in operating activities	$(2,499,518)
Net cash used in investing activities	$(44,418)
Net cash provided by financing activities	$1,879,899

Operating Activities

Cash provided by or used in operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation, interest expense related to the Warrant issued in the Private Placement, and the effect of changes in working capital and other activities. Cash used in operating activities for the year ended December 31, 2022 was approximately $2.5 million and consisted of a net loss of approximately $7.3 million, adjustments for non-cash items, including adjustments related to the issuance of shares of our Common Stock for services, financing costs related to the convertible debt, amortization of debt discount, impairment of intangible assets, loss on extinguishment of debt, loss on change in fair value of derivative liabilities, and depreciation, and amortization which in the aggregate total approximately $4.4 million, and approximately $450,000 provided by changes in our working capital accounts and other activities.

Investing Activities

Cash used in investing activities for year ended December 31, 2022 was approximately $44,418 and was attributable to capital expenditures.

Financing Activities

Cash provided by financing activities for year ended December 31, 2022 was approximately $1.9 million and was due to changes in convertible debt of approximately $1.0 million, and changes in notes payable of approximately $925,648, and payment of approximately $15,767 of our acquisition obligation, and approximately $7,657 was used to pay finance lease obligations.

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

The accounting policies that we follow are set forth in Note 2, Summary of Significant Accounting Policies, of our consolidated financial statements for the year ended December 31, 2022. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the consolidated financial statements.

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

Please refer to Note 11, Lease Liabilities, to our consolidated financial statements for the year ended December 31, 2022 for additional information related to our right-of-use assets and lease liabilities.

Revenue Recognition and Deferred Revenue

We sell our products, which includes our hemp-infused energy drinks, CBD-infused energy water, low carb and low-calorie lemonade, and apparel with our trademark logo, to online customers or through resellers and distributors. In evaluating the timing of the transfer of control of products to customers, we consider several indicators, including significant risks and rewards of products, our right to payment, and the legal title of the products. We recognize revenue from product sales to customers, distributors, and resellers when products that do not require further services by us are shipped, when there are no uncertainties surrounding customer acceptance, and when collectability is reasonably assured. Sales are made to customers under terms allowing certain limited rights of return. Amounts billed to customers in sales transactions related to shipping and handling, represent revenues earned for the goods provided and are included in net sales. Costs of shipping and handling are included in cost of products sold.

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

The Company operates in one segment for the manufacture and distribution of its products and those of otherwise unrelated beverage products. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying financial statements.

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

Inventory

The cost of inventory using the standard cost method, which approximates actual cost based on a first-in, first-out method. Our inventories are valued at the lower of cost or net realizable value. Our inventory consists almost entirely of finished and unfinished goods, and freight, which include CBD energy waters, CBD waters, hemp energy drinks, lemonade drinks, cans for production, merchandise and apparel, and other beverage and non-beverage products that complement the Company’s current product offering. We periodically evaluate and adjust inventories for obsolescence. The shelf life of all beverage inventory is two and one-half years, and as of December 31, 2022, we had approximately $859,179 of product in inventory, net of a reserve for obsolescence of $80,000, which was an increase of approximately $284,368, compared to $574,811 of product in inventory, net of a reserve for obsolescence of $150,000 at December 31, 2021. We expect the balance of inventory to increase in direct relation to the increase in sales that we expect. See Note 2, Summary of Significant Accounting Policies, Subsection Inventory, of our consolidated financial statements for the year ended December 31, 2022, for an additional description of our inventory that had a material effect on our consolidated financial statements.

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

Intangible assets represent both indefinite lived and definite lived assets. Trademarks are deemed to have definite useful lives of ten years, are amortized, and are tested annually for impairment. Intangible assets are reported on the balance sheet at cost less accumulated amortization. We have selected December 31 as the date to perform the annual impairment test. See Note 2, Summary of Significant Accounting Policies, Subsection Goodwill and Intangible Assets, of our consolidated financial statements for the year ended December 31, 2022, for an additional description of intangible assets that had a material effect on our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies to our consolidated financial statements for the year ended December 31, 2022 for a discussion of recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information required by this Item 7A.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Kona Gold Beverage, Inc

Melbourne, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kona Gold Beverage, Inc.. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring operating losses and negative operating cash flows and has a stockholders’ deficit as of December 31, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provided a reasonable basis for our opinion.

We have served as the Company’s auditor since 2022.

/s/ Weinberg & Company, P.A.

Los Angeles, California

March 31, 2023

KONA GOLD BEVERAGE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$39,788	$703,825
Accounts receivable, net of allowance for doubtful accounts of $145,579 and $11,926, respectively	79,529	15,993
Inventory, net of reserve for obsolescence of $80,000 and $150,000, respectively	859,179	574,811
Prepaids	-	278,707
Other current assets	45,262	30,373
Total current assets	1,023,758	1,603,709

NON-CURRENT ASSETS
Property, plant and equipment, net	348,064	348,037
Right-of-use asset, net	762,464	966,955
Intangible property, net	66,201	75,955
Deposits	15,125	15,125
Total assets	$2,215,612	$3,009,781

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,379,227	$541,123
Accrued compensation	137,083	329,583
Notes payable, net of discount of $218,481 and $0, respectively, current	712,499	7,974
Notes payable - related parties, current	1,785,651	6,000
Acquisition obligations, current	659,550	60,000
Lease liabilities, current	209,685	213,837
Convertible debt, net of discount of $183,940 and $2,150,067, respectively	411,060	849,933
Derivative liability	-	2,121,000
Total current liabilities	5,294,755	4,129,450

NON-CURRENT LIABILITIES
Notes payable - related parties, net of current	-	1,525,651
Notes payable, net of current	57,055	25,338
Acquisition obligations, net of current	-	615,317
Lease liabilities, net of current	629,197	838,883
Total liabilities	5,981,007	7,134,639

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred Stock, $.00001 par value, 5,702,000 shares authorized, 988,000 and 988,000 issued and outstanding, respectively	10	10
Common Stock, $.00001 par value, 10,500,000,000 authorized, 2,000,276,378 and 1,004,709,546, issued and outstanding, respectively	20,003	10,047
Common stock issuable (169,999,860 shares)	1,386,497	1,386,497
Additional paid-in capital	18,441,303	10,778,761
Accumulated deficit	(23,613,208)	(16,300,173)
Total stockholders’ deficit	(3,765,395)	(4,124,858)
Total liabilities and stockholders’ deficit	$2,215,612	$3,009,781

See notes to consolidated financial statements.

KONA GOLD BEVERAGE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2022	2021
REVENUES, NET	$4,443,036	$2,478,736
COST OF REVENUES	3,451,163	2,143,359
Gross profit	991,873	335,377

OPERATING EXPENSES
Selling, general and administrative expenses	4,148,337	3,383,879
Impairment of goodwill	-	1,337,287
Loss from operations	(3,156,464)	(4,385,789)
Other income / (expense)
Interest expense	(1,040,651)	(982,378)
Financing costs	(286,019)	(1,335,000)
Change in the fair value of derivative liability	(1,523,000)	549,714
Loss on extinguishment of debt	(1,306,563)	(1,056,732)
Gain on forgiveness of SBA PPP loan	-	212,648
Other income (expense)	(338)	(22,600)
Net Loss	$(7,313,035)	$(7,020,137)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic and diluted	1,598,164,109	875,322,747

See notes to consolidated financial statements.

KONA GOLD BEVERAGE, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Preferred Stock		Common Shares		Additional		Total
	$.00001 Par		$.00001 Par		Issuable		Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance December 31, 2020	786,308,041	$7,863	988,140	$10	169,999,860	$1,386,497	$5,028,012	$(9,280,036)	$(2,857,654)

Common Stock Issued for Compensation	8,100,000	81					213,719		213,800

Common Stock issued for acquisition	9,000,000	90					242,910		243,000

Warrants related to convertible debenture							1,583,000		1,583,000

Preferred Stock Conversion to Common Stock	140	0	(140)	(0)			-		-

Common Stock Issued for Conversion of Convertible Debt and Accrued Interest	201,301,365	2,013					3,711,120		3,713,133

Net loss								(7,020,137)	(7,020,137)

Balance December 31, 2021	1,004,709,546	$10,047	988,000	$10	169,999,860	$1,386,497	$10,778,761	$(16,300,173)	$(4,124,858)

Common stock issued for conversion of convertible debt and accrued interest	969,066,832	9,691					7,192,307		7,201,998

Common stock issued with note payable recorded as debt discount	25,000,000	250					134,750		135,000

Common stock issued for services	1,500,000	15					31,485		31,500

Warrants related to convertible notes							304,000		304,000

Net loss								(7,313,035)	(7,313,035)

Balance December 31, 2022	2,000,276,378	$20,003	988,000	$10	169,999,860	$1,386,497	$18,441,303	$(23,613,208)	$(3,765,395)

See notes to consolidated financial statements.

KONA GOLD BEVERAGE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Year Ended December 31,

	2022	2021
CASH USED IN OPERATING ACTIVITIES:
Net loss	$(7,313,035)	$(7,020,137)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	90,967	49,390
Change in allowance for doubtful accounts	133,653	-
Change in inventory reserves	(70,000)	150,000
Right-of-use asset amortization	204,491	291,697
Amortization of debt discount	847,950	774,496
Amortization of intangible assets	9,754	9,323
Impairment of goodwill	-	1,337,287
Financing costs	286,000	1,335,000
Loss on extinguishment of debt	1,306,563	1,056,732
Gain on change in fair value of derivative liabilities	1,523,000	(549,714)
Common stock issued for services	31,500	213,800
Gain on forgiveness of PPP loan	-	(212,648)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(197,189)	16,768
Decrease (increase) in inventory	(214,368)	185,339
Decrease (increase) in prepaids	278,707	(278,707)
Decrease (increase) in other current assets	(14,889)	(9,925)
Decrease (increase) in deposits	-	(8,625)
Increase (decrease) in accounts payable and accrued expenses	996,059	66,186
Increase (decrease) in amounts due to customer	-	(10,508)
Increase (decrease) in accrued compensation	(192,500)	72,083
Increase (decrease) in lease liability	(206,181)	(198,433)
Net cash used in operating activities	(2,499,518)	(2,730,596)

CASH USED IN INVESTING ACTIVITIES:
Purchase of purchase property, plant and equipment	(44,418)	(194,792)
Changes in intellectual property	-	(3,590)
Net cash used in investing activities	(44,418)	(198,382)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from note payable - related party	260,000	-
Repayment of note payable - related party	(6,000)	(31,500)
Changes in acquisition obligations	(15,767)	(463,932)
Principal repayments of finance lease obligation	(7,657)	(7,499)
Proceeds from notes payable, net of expenses	852,059	-
Repayment of notes payable	(180,411)	(399,921)
Proceeds from convertible debentures payable, net of expenses	977,675	4,305,000
Proceeds from PPP notes payable	-	117,487
Net cash provided by financing activities	1,879,899	3,519,635
Net cash increase (decrease) for period	(664,037)	590,657
Cash at beginning of period	703,825	113,168
Cash at end of period	$39,788	$703,825

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$6,101	$22,600
Cash paid for interest	$13,149	$120,740

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for acquisition of S&S	$-	$243,000
Recording of right of use asset and lease liability	$-	$345,659
Fair value of derivative liability created upon issuance of convertible debenture and warrants	$680,000	$3,982,000
Common shares issued on conversion of debentures and accrued interest	$7,201,998	$3,713,133
Issuance of loan payable for vehicle purchase	$46,576	$34,763
Fair value of common stock issues with a note payable received as a debt discount	$135,000	$-
Fair value of warrants issued upon issuance of convertible notes	$304,000	$-

See notes to consolidated financial statements.

KONA GOLD BEVERAGE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

NOTE 1 – OPERATIONS AND GOING CONCERN

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the year ended December 31, 2022, the Company recorded a net loss of $7,313,035 and used cash in operations of $2,499,518 and had a stockholders’ deficit of $3,765,395 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2022, the Company had cash on hand in the amount of $39,788. Subsequent to December 31, 2022, the Company received proceeds of $760,000 on the sale of notes, including the draw of $200,000 from the issuance of a $200,000 line of credit on March 7, 2023, the draw of $85,000 from the issuance of a $85,000 line of credit on March 9, 2023, and the entry into an equity line of credit of up to $5,000,000 on March 30, 2023 (that, as of the Date of this Annual Report, the Company has not utilized) (see Note 15). The Company believes it has enough cash to sustain operations through December 31, 2023. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. These consolidated financial statements have been prepared on the accrual basis of accounting and in accordance with generally accepted accounting principles (“GAAP”) in the United States.

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

The allowance for accounts receivable is established through a provision reducing the carrying value of receivables. At December 31, 2022 and 2021, the allowance was $145,579 and $11,926, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. The Company’s inventories are valued at the lower cost or net realizable value. The Company’s inventory consists almost entirely of finished and unfinished goods, and freight, which include CBD energy waters, CBD waters, hemp energy drinks, cans for production, and merchandise and apparel. The Company periodically evaluates and adjusts inventories for obsolescence. As of December 31, 2022 and 2021, management has provided a reserve for slow moving and potentially obsolete inventory of $80,000 and $150,000, respectively. The shelf life of all beverage inventory is two years, and at December 31, 2022 and 2021, all inventory was current, as reflected in the accompanying Consolidated Balance Sheets.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2022 and 2021, the Company determined there were no indicators of impairment of its property and equipment.

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

Sales are made to customers under terms allowing certain limited rights of return. The Company records an allowance for returns for each quarter for 3% of total sales. The Company recorded an allowance for sales return at the years ending December 31, 2022 and 2021 of approximately $134,750 and $77,479, respectively, which is netted against revenue in the accompanying Consolidated Statements of Loss.

The following table presents our net revenues, by revenue source, and the period-over-period percentage change, for the period presented:

	Year Ended December 31,
	2022	2021
Revenue Source	Revenue	Revenue	% Change
Distributors	$805,480	$895,850	(10)%
Amazon	128,756	154,240	(17)%
Online Sales	22,647	68,073	(67)%
Retail	3,609,419	1,420,747	154%
Shipping	11,484	17,305	(34)%
Sales Returns and Allowances	(134,750)	(77,479)	74%
Net Revenues	$4,443,036	$2,478,736	79%

The following table presents our net revenues by product lines for the period presented:

	Year Ended December 31,
	2022	2021
Product Line	Revenue	Revenue	% Change
Hemp Energy Drinks	$168,146	$362,096	(54)%
CBD Energy Waters	59,250	133,110	(55)%
Lemonade Drinks	729,306	621,331	17%
Apparel	181	1,626	(89)%
Retail	3,609,419	1,420,747	154%
Shipping	11,484	17,305	(34)%
Sales returns and allowance	(134,750)	(77,479)	74%
Net Revenues	$4,443,036	$2,478,736	79%

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expense. Advertising costs aggregated $192,786 and $164,052 for the years ended December 31, 2022 and 2021, respectively.

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

For the years ended December 31, 2022 and 2021, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	December 31, 2022	December 31, 2021
Warrants	278,333,333	170,000,000
Common stock equivalent of Series B Convertible Preferred Stock	488,000	488,000
Common stock equivalent of Series D Convertible Preferred Stock	500,000,000	500,000,000
Common stock issuable	169,999,860	169,999,860
Restricted common stock	9,600,000	8,100,000
Common stock on convertible debentures and accrued interest	229,909,630	766,027,250
Total	1,188,330,823	1,614,615,110

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

The carrying amounts of financial assets and liabilities, such as cash and cash equivalents, accounts receivable, short-term bank loans, accounts payable, notes payable and other payables, approximate their fair values because of the short maturity of these instruments. The carrying values of capital lease obligations and long-term financing obligations approximate their fair values because interest rates on these obligations are based on prevailing market interest rates. The Company’s derivative liabilities are considered Level 3 inputs.

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

Gross sales. During the year ended December 31, 2022, the Company reported no customers that accounted for 10% of gross sales. During the year ended December 31, 2021, the Company reported no customers that accounted for 10% of gross sales.

Accounts receivable. As of December 31, 2022, the Company had accounts receivable from two customers that comprised 27% and 20% of its gross accounts receivable. As of December 31, 2021, the Company had accounts receivable from two customers that comprised 36% and 24% of its gross accounts receivable.

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

Purchases from vendors. During the year ended December 31, 2022, the Company’s largest one vendor accounted for approximately 34% of all purchases, respectively. During the year ended December 31, 2021, the Company’s largest three vendors accounted for approximately 13%, 11%, and 10% of all purchases, respectively.

Accounts payable. As of December 31, 2022, two vendors accounted for more than 10% the total accounts payable. The Company’s largest two vendors accounted for 31%, and 18% of the total accounts payable, respectively. As of December 31, 2021, four vendors accounted for more than 10% the total accounts payable. The Company’s largest four vendors accounted for 20%, 14%, 12%, and 11% of the total accounts payable, respectively.

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

NOTE 3 – INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value, and net of reserves is comprised of the following:

	December 31, 2022	December 31, 2021
Raw materials	$198,605	$70,592
Finished goods, net	660,574	504,219
Total	$859,179	$574,811

At December 31, 2022 and 2021, inventory presented above is net of a reserve for slow moving and potentially obsolete inventory of $80,000 and $150,000, respectively.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property and equipment is comprised of the following:

	December 31, 2022	December 31, 2021
Furniture and Fixtures	$78,134	$75,070
Computers and Software	36,667	29,196
Machinery & Equipment	118,003	108,799
Vehicles	310,348	239,093
Total cost	543,152	452,158
Accumulated depreciation	(195,088)	(104,121)
Property, plant and equipment, net	$348,064	$348,037

Depreciation for the years ended December 31, 2022 and 2021, was $90,967 and $49,390 respectively, and is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Loss.

During the year ended December 31, 2022, the Company entered into a loan to purchase a vehicle for $46,576 (see Note 8). During the year ended December 31, 2021, the Company entered into a loan to purchase a vehicle for $54,763, for which the Company made a down payment of $20,000 and financed $34,763 (see Note 8).

NOTE 5 – ACQUISITION OF S AND S BEVERAGE, INC.

On January 21, 2021, the Company entered into an Agreement and Plan of Merger with S and S and its shareholders and acquired all of the capital stock of S and S. In consideration thereof, the Company issued to them an aggregate of nine million restricted shares of Kona Gold Beverage, Inc.’s common stock (the “Acquisition Stock”) of a fair value of $243,000. The Company did not grant them any registration rights in respect of the shares of Acquisition Stock. The Company also agreed to pay an aggregate of $1,050,000 (the “Aggregate Acquisition Payments”), the majority of which is allocated to certain creditors of S and S (including one of the S and S’s legacy shareholders) and approximately $89,249 was allocated and paid to the five S and S legacy shareholders on a pro rata basis. The Company paid approximately $400,000 of the Aggregate Acquisition Payments at the closing of the transaction. The remaining Aggregate Acquisition Payments, including the Remaining Acquisition Payments, are scheduled to be paid in monthly installments, in arrears on the tenth calendar day of each month, commencing on March 10, 2021, at a rate equivalent to $2.00 per case of Lemin Superior Lemonade (the product line of S and S that we have now branded as Ooh La Lemin) that we sell until the Aggregate Acquisition Payments have been paid in full. During the year ended December 31, 2021, the Company paid $63,932 of the remaining Aggregate Acquisition Payments, leaving an acquisition obligation balance of $675,317 at December 31, 2021. During the year ended December 31, 2022, the Company paid $15,767 of the remaining Aggregate Acquisition Payments, leaving an acquisition obligation balance of $659,550 at December 31, 2022.

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

During the year ended December 31, 2021, management determined there were indications of impairment, and recorded a charge of $1,337,287, leaving no remaining goodwill balance at December 31, 2021.

Proforma information for the year ended December 31 2021 has been omitted as the operations of S and S prior to the acquisition were de minimis.

NOTE 6 – INTANGIBLE ASSETS

Intangible asset consisted of the following:

	December 31, 2022	December 31, 2021
Intangible Assets
Trademarks	$85,340	$85,340
Website development	12,200	12,200
Accumulated amortization	(31,339)	(21,585)
Total Intangible Assets, net of amortization	$66,201	$75,955

During the year ended December 31, 2022 and 2021, the Company recorded amortization expense of $9,754 and $9,323, respectively. The following table summarizes the amortization expense to be recorded in future periods for intangible assets that are subject to amortization:

Year Ending	Amortization
2023	$9,754
2024	9,754
2025	9,754
2026	9,754
2027	9,754
Thereafter	17,431
Total	$66,201

NOTE 7 – NOTES PAYABLE – RELATED PARTIES

Notes payable with related parties consists of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021

Note payable – related party (a)	$1,352,651	$1,352,651
Note payable – related party (b)	260,000	-
Note payable – related party (c)	125,500	125,500
Note payable – related party (d)	47,500	53,500
Total notes payable – related parties	1,785,651	1,531,651
Notes payable – related parties, current portion	(1,785,651)	(6,000)
Notes payable – related parties, net of current portion	$-	$1,525,651

(a)	On April 4, 2019, the Company entered into an unsecured Line of Credit Agreement with Robert Clark. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $1,500,000. Advances under this line of credit bear interest at the rate of 3.75 percent per annum. The line of credit matures on April 4, 2023, at which time all outstanding principal amounts and accrued interest are due and payable. At December 31, 2022 and 2021, outstanding principal was $1,352,651 and $1,352,651, respectively.

(b)	On May 6, 2022, the Company entered into an unsecured Line of Credit Agreement with Robert Clark. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $300,000. Advances under this line of credit bear interest at the rate of 3.75 percent per annum. The line of credit matures on May 6, 2023, at which time all outstanding principal amounts and accrued interest are due and payable. At December 31, 2022, the outstanding principal was $260,000.

(c)	On August 29, 2019, the Company entered into an unsecured Line of Credit Agreement with Robert Clark. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $200,000. Advances under this line of credit bear interest at the rate of 3.75 percent per annum. The line of credit matures on August 29, 2023, at which time all outstanding principal amounts and accrued interest are due and payable. December 31, 2022 and December 31, 2021, outstanding principal was $125,500 and $125,500, respectively.

(d)	On February 19, 2019, the Company issued an unsecured Standard Promissory Note in Favor of Robert Clark, as lender, in the original principal amount of $70,000. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The note bears no interest. Principal payments of $500 per month commenced in March 2019, with final payment due in March 2021. On March 15, 2022, the Company issued an Amendment to the original issued Standard Promissory Note in Favor of Robert Clark for the remaining outstanding principal of $58,000. Principal payment of $500 per month, with final payment due in March 2023. The outstanding principal balance of this note at December 31, 2021 was $53,500. During the year ended December 31, 2022, the Company made principal payments of $6,000, leaving an outstanding principal balance of $47,500 at December 31, 2022.

At December 31, 2021, accrued interest on notes payable to related parties was $95,873. During the year ended December 31, 2022, the Company added $58,086 of additional accrued interest, leaving an accrued interest balance on the notes payable to related parties of $153,959 at December 31, 2022. Accrued interest is included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

NOTE 8 – NOTES PAYABLE

Notes payable consists of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021

Note payable (a)	$26,994	$33,312
Note payable (b)	44,550	-
Note payable (c)	40,103	-
Note payable (d)	250,000	-
Note payable (e)	247,263	-
Note payable (f)	206,625	-
Note payable (g)	172,500	-
Total notes payable	988,035	33,312
Less debt discount (e)	(218,481)	-
Total notes payable, net	769,554	33,312
Notes payable, current portion	(712,499)	(7,974)
Notes payable, net of current portion	$57,055	$25,338

(a)	On August 21, 2021, the Company financed the purchase of a vehicle for $34,763, after making a down payment of $20,000. The loan term is for 60 months, annual interest rate of 5.44%, with monthly principal and interest payments of $665, and secured by the purchased vehicle. At December 31, 2021, the loan balance was $33,312. During the year ended December 31, 2022, the Company made principal payments of $6,318, leaving a loan balance of $26,994 at December 31, 2022, of which $6,656 was recorded as the current portion of loan payable on the accompanying Consolidated Balance Sheet.

(b)	On September 30, 2022, the Company financed the purchase of a vehicle for $46,576, after making a down payment. The loan term is for 60 months, annual interest rate of 9.44%, with monthly principal and interest payments of $980, and secured by the purchased vehicle. During the year ended December 31, 2022, the Company made principal payments of $2,026, leaving a loan balance of $44,550 at December 31, 2022, of which $7,832 was recorded as the current portion of loan payable on the accompanying Consolidated Balance Sheet.

(c)	In April 2021, the Company entered into a Line of Credit Agreement with Wells Fargo Bank. The Line of Credit is personally guaranteed by Robert Clark, the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $42,000. Advances under this line of credit bear interest at the rate of 11.50 percent per annum. The line of credit matures in 2023, at which time all outstanding principal amounts and accrued interest are due and payable. At December 31, 2022, the outstanding principal was $40,103, which was recorded as the current portion of loan payable on the accompanying Consolidated Balance Sheet.

(d)	On March 25, 2022, the Company entered into a secured debenture with an otherwise unaffiliated individual in the principal amount of $250,000. The secured note payable matures on March 24, 2023, and bears interest at the rate of 0.97 percent per annum. The secured debenture is secured by nine (9) identified motor vehicles of the Company. In connection with the issuance of the debenture, the Company issued to the lender 25 million shares of the Company’s common stock at a price of $0.004 per share. The Company determined the fair value of the 25 million shares was $135,000, which was recorded as a debt discount against the secured debenture. As of December 31, 2022, the outstanding balance of the secured debentures amounted to $250,000 and the unamortized debt discount was $31,531, which was recorded as the current portion of loan payable on the accompanying Consolidated Balance Sheets.

(e)	On September 30, 2022, the Company entered into a secured non-interest bearing advance agreement with an unaffiliated third party for the purchase of future receipts/revenues. Under the agreements, the Company received a lump sum payment of $250,000, and in return, the lender receives a secured right to collect a fix sum of future receipts/revenue of $340,000 to be collected by the Company. In accordance with the agreement, the Company agreed to sell, assign and transfer to the Purchaser of all the Company’s payments, receipts, settlements and funds paid to or received by or for the account of the Company from time to time on and after the date hereof in payment or settlement of the Company’s existing and future accounts, payment intangibles, credit, debit and/or stored value card transactions, contract rights and other entitlements arising from or relating to the payment of monies from the Company’s customers and/or other payors or obligors. The loan is payable in weekly payments of $7,728, is secured by these assets described above, and is guaranteed by Robert Clark, the Company’s Chief Executive Officer. Upon execution of the advance and receipt of funds, the Company recorded the difference of $90,000 between the cash collected and the face amount of the note as a note discount and will amortize the note discount as interest expense over the life of the advance. As of December 31, 2022, the outstanding balance of the secured debentures amounted to $247,263 and the unamortized debt discount was $65,452, which was recorded as the current portion of loan payable on the accompanying Consolidated Balance Sheets.

(f)	On December 16, 2022, the Company entered into a secured non-interest bearing advance agreement with an unaffiliated third party for the purchase of future receipts/revenues. Under the agreements, the Company received a lump sum payment of $143,957 after fees, and in return, the lender receives a secured right to collect a fix sum of future receipts/revenue of $216,956 to be collected by the Company. In accordance with the agreement, the Company agreed to sell, assign and transfer to the Purchaser of all the Company’s payments, receipts, settlements and funds paid to or received by or for the account of the Company from time to time on and after the date hereof in payment or settlement of the Company’s existing and future accounts, payment intangibles, credit, debit and/or stored value card transactions, contract rights and other entitlements arising from or relating to the payment of monies from the Company’s customers and/or other payors or obligors. The loan is payable in daily payments of $1,291, is secured by these assets described above, and is guaranteed by Robert Clark, the Company’s Chief Executive Officer. Upon execution of the advance and receipt of funds, the Company recorded the difference of $72,999 between the cash collected and the face amount of the note as a note discount, and will amortize the note discount as interest expense over the life of the advance. As of December 31, 2022, the outstanding balance of the secured debentures amounted to $206,625 and the unamortized debt discount was $69,523, which was recorded as the current portion of loan payable on the accompanying Consolidated Balance Sheets.

(g)	On November 2, 2022, the Company entered into a secured non-interest bearing advance agreement with an unaffiliated third party for the purchase of future receipts/revenues. Under the agreements, the Company received a lump sum payment of $168,000, and in return, the lender receives a secured right to collect a fix sum of future receipts/revenue of $241,500 to be collected by the Company. In accordance with the agreement, the Company agreed to sell, assign and transfer to the Purchaser of all the Company’s payments, receipts, settlements and funds paid to or received by or for the account of the Company from time to time on and after the date hereof in payment or settlement of the Company’s existing and future accounts, payment intangibles, credit, debit and/or stored value card transactions, contract rights and other entitlements arising from or relating to the payment of monies from the Company’s customers and/or other payors or obligors. The loan is payable in weekly payments of $1,725, is secured by these assets described above, and is guaranteed by Robert Clark, the Company’s Chief Executive Officer. Upon execution of the advance and receipt of funds, the Company recorded the difference of $73,500 between the cash collected and the face amount of the note as a note discount and will amortize the note discount as interest expense over the life of the advance. As of December 31, 2022, the outstanding balance of the secured debentures amounted to $172,500 and the unamortized debt discount was $51,975, which was recorded as the current portion of loan payable on the accompanying Consolidated Balance Sheets.

At December 31, 2021, there was no accrued interest on the notes payable. During the year ended December 31, 2022, the Company added $1,874 of additional accrued interest, leaving $1,874 of accrued interest balance on the notes payable at December 31, 2022. Accrued interest in included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

During the year ended December 31, 2022, the Company amortized debt discount of $153,018 to interest expense on the above notes.

NOTE 9 – SECURED CONVERTIBLE DEBENTURES

Secured debentures that are payable to an otherwise unaffiliated third party consists of the following as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021

YA II PN, Ltd.	$-	$3,000,000
Mast Hill	595,000	-
Secured debentures	595,000	3,000,000
Less debt discount	(183,940)	(2,150,067)
Secured debentures, net	$411,060	$849,933

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

During the year ended December 31, 2022, the note holder converted its remaining principal of $3,500,000 and accrued interest of $157,956, or a total $3,657,956, into 969,066,832 shares of the Company’s common stock with a fair value of $7,201,998, and the notes were retired. The Company followed the general extinguishment model to record the conversions and settlement of the debt. As such, the Company removed the debt and accrued interest totaled $3,657,955, the related unamortized debt discount totaled $2,086,962 at the date of conversion. In addition, the Company revalued the derivative related to the bifurcated conversion option to its fair value of $4,324,000 at the date of the conversion and removed that amount. As a result, the Company recorded a loss on extinguishment of debt of $1,306,563.

During the year ended December 31, 2022, the Company amortized debt discount of $563,542 to interest expense on the YA II PN, Ltd. loans.

Mast Hill

On July 28, 2022, the Company issued senior secured debentures to an otherwise unaffiliated third-party investor (the “Investor”) in the aggregate of $595,000. The debentures bear interest at a rate of 10% per annum, mature on July 28, 2023, and are convertible into shares of our common stock at a conversion price of $0.0045 per share. If the Company issues subsequent equity instruments at an effective price per share that is lower than the conversion price of $0.0045 per shares, then the conversion price shall be reduced, at the option of the Holder, to a price equal to the Weighted Average Price (as defined), provided, further, that if the conversion price is equal to or less than $0.003, then the conversion price shall be reduced at the option of the Holder to a price equal to the lower price. The senior secured debentures are secured by all of the Company’s assets and the assets of each of its subsidiaries pursuant to the Security Agreement. The security interest granted to the Investor under the Security Agreement is subordinate to the continuing security interest that remains in effect pursuant to the previous grant of a security interest in connection with a still-outstanding debenture to an earlier investor all tangible and intangible assets. In connection with the issuances of the debentures, the Company granted to the Selling Stockholder warrants to purchase up to 100 million shares of the Company’s common stock, which expire on July 28, 2027. The warrants are exercisable at $0.0045 per share. As a result of these issuances and grants, we incurred the following (a) relative fair value of the warrants granted of $223,000; and (b) original issue discounts of $92,325 of the debentures for a total of $315,325 which was allocated as debt discount. The debt discount is being amortized to interest expense over the term of the corresponding debentures. During the year ended December 31, 2022, the Company amortized debt discount of $131,385 to interest expense on the loan. As of December 31, 2022, the unamortized debt discount was $183,940.

As of December 31, 2022, no shares of common stock were potentially issuable under the conversion terms of the outstanding debentures.

At December 31, 2021, accrued interest on the convertible notes payable was $54,110. During the year ended December 31, 2022, the Company added $129,602 of additional accrued interest, and converted $157,956 of accrued interest into common stock, leaving an accrued interest balance on the convertible notes payable of $25,756 at December 31, 2022. Accrued interest is included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

NOTE 10 – DERIVATIVE LIABILITY

The FASB has issued authoritative guidance whereby instruments which do not have fixed settlement provisions are deemed to be derivative instruments. During fiscal years 2021 and 2022, the Company issued convertible debentures, which if converted into common stock, can potentially exceed the current number of available authorized shares of the Company (see Note 12). Since the number of shares is not explicitly limited, the Company is unable to conclude that enough authorized and unissued shares are available to settle the conversion option. In accordance with the FASB authoritative guidance, the conversion features have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

As of December 31, 2022, and 2021, the derivative liabilities were valued using the Binomial pricing model and/or Black Scholes pricing model with the following assumptions:

	At December 31, 2022	Issued During 2022	At December 31, 2021

Stock Price	$-	$0.0168	$0.0052
Exercise Price	$-	$0.0082	$0.0039
Expected Life (Years)	-	1.00	0.74
Volatility	-%	132%	95%
Dividend Yield	-%	0%	0%
Risk-Free Interest Rate	-%	2.16%	0.39%

Fair value:
Conversion feature	$-	$680,000	$2,121,000

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

The derivative liability balance was $361,152 at December 31, 2020. During the year ended December 31, 2021, the Company recognized derivative liabilities of $3,982,000 upon issuance of additional secured convertible debentures (see Note 9). The derivative liability balance was decreased by $550,152, representing the change in the fair value of the derivative liability from the respective prior period recorded as a component of other expenses, and a reduction of $1,672,000 recorded as a component of the loss on extinguishment of debt included in other expenses in the accompanying consolidated statements of operations, leaving a derivative liability balance of $2,121,000 at December 31, 2021.

As discussed in Note 9, during the year ended December 31, 2022, the Company recognized derivative liabilities of $680,000 upon issuance of additional secured convertible debentures, and the Company converted $3,500,000 of convertible notes. At issuance it was determined that the conversion feature of these notes contained a conversion feature that resulted in a derivative liability, the fair value of which was $2,121,000 at December 31, 2021. These convertible notes were converted to common shares during the period. As such, prior to conversion the Company revalued the derivatives to their fair value at the date of extinguishment of $4,324,000, resulting in change in fair value of $1,523,000. The Company removed the fair value of derivative of $4,324,000 at date of extinguishment, which has been included in the net loss on extinguishment, leaving no derivative liabilities at December 31, 2022.

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

The Company leases a 10,000 square foot building in Conway, South Carolina. The lease is for a 62-month that commenced in October 2021 and expires in November 2026. The Company’s monthly rent is approximately $7,261 plus applicable monthly CAM fees (Common Area Maintenance). The monthly base rent increases annually by 1.5 percent. In October 2021, the Company recognized an operating lease right of use (“ROU”) asset and lease liability of $345,649, related to the Conway, South Carolina operating lease utilizing a present value rate of 10%.

Finance Leases

On March 17, 2020, the Company entered into a lease agreement for equipment. The finance lease is for a 62-month term that commenced in April 2020 and expires in March 2025. The agreement includes monthly payments of $676.

During the years ended December 31, 2022 and 2021, lease costs totaled $204,491 and $291,697, respectively.

Our ROU asset balance was $912,993 as of December 31, 2020. During the year ended December 31, 2021, the Company added $345,659 of operating leases and recorded amortization of ROU assets of $291,697 related to its leases, resulting in an ROU asset balance of $966,955 as of December 31, 2021. During the year ended December 31, 2022, the Company recorded amortization of ROU assets of $204,491 related to its leases, resulting in an ROU asset balance of $762,464 as of December 31, 2022.

As of December 31, 2020, lease liabilities totaled $912,993, comprised of finance lease liabilities of $32,980 and operating lease liabilities of $880,013. During the year ended December 31, 2021, the Company added $345,659 of operating leases, and made payments of $7,499 against its finance lease liability and $198,433 against its operating lease liability. As of December 31, 2021, lease liabilities totaled $1,052,720, comprised of finance lease liabilities of $25,481 and operating lease liabilities of $1,027,239. During the year ended December 31, 2022, the Company made payments of $7,657 against its finance lease liability and $206,181 against its operating lease liability. At December 31, 2022, the current portion of lease liabilities was $209,685, leaving a long-term lease liabilities balance of $629,197.

As of December 31, 2022, the weighted average remaining lease terms for operating lease and finance lease are 4.08 years and 2.25 years, respectively. As of December 31, 2022, the weighted average discount rate for operating lease is 10.00% and 2.09% for finance lease.

Future minimum lease payments under the leases are as follows:

Years Ending December 31,	Amount
2023	$282,347
2024	262,715
2025	261,083
2026	198,217
2027 and thereafter	-
Total payments	1,004,362
Less: Amount representing interest	(165,480)
Present value of net minimum lease payments	838,882
Less: Current portion	(209,685)
Non-current portion	$629,197

NOTE 12 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s issued and outstanding preferred stock, par value $0.00001 per share, at December 31, 2022 and 2021 was 988,000 and 988,000, respectively. The Board, without further stockholder approval, may issue preferred stock in one or more series from time to time and fix or alter the designations, relative rights, priorities, preferences, qualifications, limitations and restrictions of the shares of each series.

Series A Preferred Stock

The Company had authorized 4,000,000 shares of Series A Preferred Stock, par value of $0.00001 per share (the “Series A Preferred Stock”), of which no shares were issued or outstanding at December 31, 2022 and December 31, 2021, respectively. Each share of Series A Preferred Stock, when outstanding, could have been converted into one share of Common Stock.

Series B Preferred Stock

The Company had authorized 1,200,000 shares of Series B Preferred Stock, par value of $0.00001 per share (the “Series B Preferred Stock”), of which 488,000 were issued and outstanding at December 31, 2022 and December 31, 2021, respectively. Each share of Series B Preferred Stock may be converted into one share of Common Stock.

Series C Preferred Stock

On February 13, 2023, the Company increased the authorized number of Series C Preferred Stock from 250 to 2,000 shares, par value $0.00001 per share (the “Series C Preferred Stock”), by filing a Certificate of Designation of the Preferences, Rights, and Limitations of the Series C Preferred Stock with the Secretary of State of the State of Delaware. On July 8, 2020, the Company amended the terms of the Series C Preferred Stock filed a Certificate of Designation of the Preferences, Rights, and Limitations of the Series C Preferred Stock with the Secretary of State of the State of Delaware. The holders of shares of the Series Preferred C Stock are now entitled to 2,000,000 votes for every share of our Series Preferred C Stock held. The holders of the Series Preferred C Stock are not entitled to receive dividends. Upon any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, before any distribution or payment will be made to the holders of any stock ranking junior to the Series C Preferred Stock, the holders of the Series C Preferred Stock will be entitled to be paid out of the Company’s assets an amount equal to $1.00 in the aggregate for all issued and outstanding shares of the Series C Preferred Stock (as adjusted for any stock dividends, combinations, splits, recapitalizations, and the like with respect to such shares) (the “Preference Value”). After the payment of the full applicable Preference Value of each share of the Series C Preferred Stock, our remaining assets legally available for distribution, if any, will be distributed ratably to the holders of the Common Stock. The Series C Preferred Stock has conversion rights, whereby each share of the Series C Preferred Stock automatically converts into one share of Common Stock on the one-year anniversary of the issuance date.

At December 31, 2022 and December 31, 2021, no shares of Series C Preferred Stock were issued and outstanding.

Series D Preferred Stock

The Company had authorized 500,000 shares of Series D Preferred Stock, par value of $0.00001 per share (the “Series D Preferred Stock”), of which 500,000 shares were issued and outstanding at December 31, 2022 and 2021, respectively. Each share of the Series D Preferred Stock may be converted into 1,000 shares of Common Stock.

Common Stock

On February 13, 2023, the Company increased the authorized number of Common Stock from 2,500,000,000 to 10,500,000,000 shares, par value $0.00001 per share (the “Common Stock”), by filing a Certificate of Designation of the Preferences, Rights, and Limitations of the Common Stock with the Secretary of State of the State of Delaware. The Company has authorized 10,500,000,000 shares of the Common Stock, respectively, of which 2,000,276,378 shares were issued and outstanding at December 31, 2022, and 1,004,709,546 were issued and outstanding at December 31, 2021.

Equity Transactions

During the year ended December 31, 2022, the Company issued an aggregate of 969,066,832 shares of Common Stock with a fair value of $7,201,998 upon the conversion of $3,500,000 of principal, and $157,955 of accrued interest on its secured convertible debentures, at an average price of $0.0074 (see Note 9).

During the year ended December 31, 2021, the Company issued an aggregate of 201,301,365 shares of Common Stock with a fair value of $3,713,133 upon the conversion of $2,484,401 of principal and accrued interest on its convertible secured debentures (see Note 9).

During the year ended December 31, 2022, and in connection with the issuance of a debenture, the Company issued to the lender 25,000,000 shares of the Company’s common stock at a price of $0.0040 per share (see Note 8). The fair value of the 25,000,000 shares issued was $135,000 and recorded as a debt discount in the accompanying condensed consolidated balance sheet.

During the year ended December 31, 2021, the Company issued 9,000,000 shares of its Common Stock with a fair value of $243,000 for the acquisition of S and S Beverage, Inc. (See Note 5).

NOTE 13 – SHARE BASED COMPENSATION

Employee Shares

On April 1, 2022, the Company granted 1,000,000 shares of Common Stock to Peter Troy pursuant to that certain Employment Agreement dated October 1, 2021, by and between Mr. Troy and the Company. At the date of grant, the fair market value of the shares was $0.0085 per share based on the closing price of the Common Stock, for a total value of $8,500.

On December 16, 2022, the Company granted 500,000 shares of Common Stock to John Sargent pursuant to that certain Employment Agreement dated February 1, 2021, by and between Mr. Sargent and the Company. At the date of grant, the fair market value of the shares was $0.0046 per share based on the closing price of the Common Stock, for a total value of $23,000.

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

Summary of Warrants

A summary of warrants for the years ended December 31, 2022 and 2021, is as follows:

		Weighted
	Number	Average
	of	Exercise
	Warrants	Price
Balance outstanding, December 31, 2020	20,000,000	$0.05
Warrants granted	150,000,000	0.03
Warrants exercised	-	-
Warrants expired or forfeited	-	-
Balance outstanding, December 31, 2021	170,000,000	0.03
Warrants granted	108,333,333	.0065
Warrants exercised	-	-
Warrants expired or forfeited	-	-
Balance outstanding, December 31, 2022	278,333,333	$0.0223
Balance exercisable, December 31, 2022	278,333,333	$0.0223

Information relating to outstanding warrants at December 31, 2022, summarized by exercise price, is as follows:

	Outstanding			Exercisable
Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.0045	100,000,000	4.58	$0.0045	100,000,000	$0.0045
$0.03	158,333,333	1.51	$0.03	158,333,333	$0.03
$0.05	20,000,000	0.37	$0.05	20,000,000	$0.02
	278,333,333	2.53	$0.03	278,333,333	$0.03

Based on the fair market value of $0.0032 per share on December 31, 2022, there was no intrinsic value attributed to both the outstanding and exercisable warrants at December 31, 2022.

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

In connection with the issuance of 2021 convertible secured debentures in 2021 (see Note 9), the Company granted warrants with a relative fair value of $1,581,000 to purchase up to an aggregate of 150 million shares of the Common Stock. Each warrant has a three-year term from issuance and is immediately exercisable at an exercise price of $0.03 per share, subject to adjustment.

The fair value of each warrant on the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2022	2021

Exercise Price	$0.03	$0.05
Stock Price	$0.017	$0.016
Risk-free interest rate	2.21%	0.53%
Expected volatility	132%	214%
Expected life (in years)	3.0	3.0
Expected dividend yield	0%	0%

NOTE 14 – INCOME TAXES

At December 31, 2022, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $14,288,000 for Federal and state purposes. The carryforwards expire in various amounts through 2042. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit. Section 382 generally limits the use of NOLs and credits following an ownership change, which occurs when one or more 5 percent shareholders increase their ownership, in aggregate, by more than 50 percentage points over the lowest percentage of stock owned by such shareholders at any time during the “testing period” (generally three years).

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2022 and 2021, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2022, and 2021, the Company has not accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2019 through 2022 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize the appropriate deferred tax asset at that time.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	December 31, 2022	December 31, 2021
Income tax benefit at federal statutory rate	(21.0)%	(21.0)%
State income tax benefit, net of federal benefit	(6.0)%	(6.0)%
Change in valuation allowance	27.00%	27.00%

Income taxes at effective tax rate	-%	-%

The components of deferred taxes consist of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Net operating loss carryforwards	$3,864,000	$2,756,000
Less: Valuation allowance	(3,864,000)	(2,756,000)

Net deferred tax assets	$-	$-

NOTE 15 – SUBSEQUENT EVENTS

Cashless Exercise of Warrants

Subsequent to December 31, 2022, the Company issued an aggregate of 67,164,179 shares of Common Stock to Mast Hill upon the cashless exercise of a warrants, at an average exercise price of $0.0022 (see Note 13).

Common Stock Issuable

On February 16, 2023, we issued 1,000 shares of our Series C Preferred Stock to Robert Clark. As of that date, there were 169,999,860 share of common stock that were issuable to Mr. Clark. For this issuance we utilized 1,000 of issuable shares. We issued these shares of common stock pursuant to the exception from registration provided by Section 4a2 of the Securities Act.

Cashless Conversion of Secured Convertible Debentures

On March 1, 2023, the Company issued an aggregate of 72,000,000 shares of Common Stock to Mast Hill upon the conversion of $122,352 of principal, and $35,048 of accrued interest at an exercise price of $0.0022. We issued these shares of common stock pursuant to the exception from registration provided by Section 3a9 of the Securities Act, we did not receive any funds resulting from the conversions as we had received funds from Mast Hill Fund from the secured debentures that we sold in July 2022.

Lines of Credit

On March 7, 2023, the Company entered into a Line of Credit Agreement with Celtic Bank. The Line of Credit is personally guaranteed by Robert Clark, the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $200,000. Advances under this line of credit bear interest at the rate of 35.90 percent per annum. The line of credit matures on March 7, 2024, at which time all outstanding principal amounts and accrued interest are due and payable. On March 7, 2023, the Company drew down $200,000 under this line of credit.

On March 9, 2023, the Company entered into a Line of Credit Agreement with American Express National Bank Celtic Bank. The Line of Credit is personally guaranteed by Robert Clark, the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $85,000. Advances under this line of credit bear interest at the rate of 19.32 percent per annum. The line of credit matures on September 9, 2024, at which time all outstanding principal amounts and accrued interest are due and payable. The line of credit requires minimum monthly payments of $5,572. On March 9, 2023, the Company drew down $85,000 under this line of credit.

Satisfaction of Note Payable

On March 8, 2023, the Company satisfied a secured non-interest bearing advance, less purchase discount of $7,426. The Advance, dated December 16, 2022, included a lump sum payment of $143,957 after fees, and in return, the lender receives a secured right to collect a fix sum of future receipts/revenue of $216,956.

2023 Security Purchase Agreement

Pursuant to a Securities Purchase Agreement dated as of March 13, 2023 (the “SPA”), the Company, completed a private placement of a Senior Secured Promissory Note (the “Senior Note”) with an initial principal amount of $475,000 and the grant of a common stock purchase Warrant (the “Warrant”) that is exercisable for the purchase of up to an aggregate of 80,000,000 shares (the “Warrant Shares”) of our Common Stock with a third-party investor (the “Investor”). In addition, to secure our obligations to the Investor under the Senior Note, we also entered into a Security Agreement (the “Security Agreement”) with and in favor of the Investor. Our subsidiaries are also parties to the Security Agreement.

The transactions contemplated by the SPA were consummated on March 15, 2023 (the “Issue Date”). Upon the funding, we sold and issued the Senior Note and granted the Warrant. Pursuant to the SPA, the purchase price for the Senior Note was $475,000, less $43,500 in fees, which consisted of an 8% “original issue discount” of $38,000 and $5,500 for the Investor’s legal fees.

The Senior Note is due 12 months from its issuance date and is secured by all of our assets and the assets of each of our subsidiaries pursuant to the Security Agreement. The security interest granted to the Investor under the Security Agreement is subordinate to the continuing security interest that remains in effect pursuant to the previous grant of a security interest in connection with a still-outstanding debenture to an earlier investor. Initially, the Senior Note is convertible into shares of our Common Stock (the “Conversion Shares”) at a fixed conversion price of $0.0045 per share, subject to adjustment due to merger, consolidation, exchange of shares, recapitalization, reorganization, or similar event as set forth in the Senior Note (the “Conversion Price”). The Senior Note contains an adjustment provision that, subject to certain exceptions, reduces the conversion price if we issue shares of our Common Stock or common stock equivalents at a price lower than the then-current Conversion Price of the Senior Note. Upon any stock splits, reverse stock splits, distributions, stock dividends, or other similar event, the Investor will be entitled to participate in such an event on an “as converted” basis. The Senior Note is subject to a “conversion blocker” such that the Investor cannot convert any portion of the Senior Note that would result in the Investor and its affiliates holding more than 4.99% of the then-issued and outstanding shares of our Common Stock following such conversion (excluding, for purposes of such determination, shares of the Common Stock issuable upon conversion of the Senior Note or exercise of the Warrant that had not then been converted or exercised, respectively). The Investor does not have the right to convert the Senior Note until six months after the Issue Date. The Senior Note accrues interest at an annual rate equal to 10% and is due and payable on its maturity date (or sooner if the Investor converts the Senior Note or otherwise accelerates the maturity date, as provided for in the Senior Note). Interest is payable in cash on the maturity date or, in shares of the Common Stock at the then-current Conversion Price if the Investor converts the Senior Note or otherwise accelerates the maturity date, as provided for in the Senior Note.

At our option, we have the right to redeem, in full, the outstanding principal and interest under the Senior Note prior to its maturity date; provided, that, as of the date of the then-holder’s receipt of the redemption notice, there has not been an Event of Default. We must pay an amount equal to the principal amount being redeemed plus outstanding and accrued interest thereon, as well as a $750 administrative fee (the “Redemption Amount”). We must provide seven Trading Days’ (as such term is defined in the Senior Note) prior notice to the then-holder of the Senior Note of our intent to make a redemption. If such notice of redemption is received six months after the Issue Date, the then-holder has the right to convert any or all of such to-be-prepaid amount into shares of our Common Stock in accordance with the conversion provisions of the Senior Note prior to such redemption.

Further, commencing on May 10, 2023, and continuing on the tenth day of each calendar month thereafter, we are required to redeem an amount equivalent to the sum of $2.00 for each 12-count case of our beverages that we sell in the ordinary course, calculated two months in arrears. Accordingly, the first redemption payment is due and payable on May 10, 2023 for the cases sold during the month of March, 2023. Mandatory redemption payments are based upon revenues recognized by us in accordance with US GAAP for each such month, rather than upon the receipt by us of funds received from sales during a relevant month. The above-referenced seven trading days’ prior notice and conversion provisions do not apply to any of the mandatory redemption payments.

We also granted the Warrant to purchase up to an aggregate of the 80,000,000 Warrant Shares. The Warrant has a five-year term and is immediately exercisable at an exercise price of $0.0045 per share, subject to adjustment and is exercisable by the then-holder on a “cashless” basis.

The Warrant contains an adjustment provision that, subject to certain exceptions, reduces the exercise price if we issue shares of our Common Stock or common stock equivalents at a price lower than the then-current exercise price of the Warrant. Any stock splits, reverse stock splits, recapitalizations, mergers, combinations and asset sales, stock dividends, and similar events will result in an equitable adjustment of the exercise price of the Warrant and, in certain circumstances, the number of Warrant Shares. The Warrant is subject to an “exercise blocker,” such that the Investor cannot exercise any portion of the Warrant that would result in the Investor and its affiliates holding more than 4.99% of the then-issued and outstanding shares of our Common Stock following such exercise (excluding, for purposes of such determination, shares of the Common Stock issuable upon exercise of the Warrant or conversion of the Senior Note that had not then been exercised or converted, respectively).

First Amendment to Secured Debenture

On March 23, 2023, the Company entered into a First Amendment to Secured Debenture (the “First Amendment”) to amend a Secured Debenture (the “Debenture”), dated as of March 25, 2022. The original note was in the principal amount of $250,000 and matured on March 24, 2023. The Debenture is amended and restated in its entirety with the following terms i) note payable matures March 24, 2024; ii) interest shall accrue on the outstanding principal at a rate equal to twelve percent (12%) per annum; iii) monthly payments of principal and interest shall be made in the amount of $22,212 starting April 24, 2023 until the maturity date, which the entirety of the balance of principal plus interest is due.

2023 Equity Purchase Agreement

Pursuant to an Equity Purchase Agreement (the “Purchase Agreement”) dated as of March 30, 2023 (the “EPA”), the Company (i) agreed to sell to the same entity with whom we had entered into the Securities Purchase Agreement dated as of March 13, 2023 up to Five Million Dollars ($5,000,000.00) (the “Maximum Commitment Amount”) of shares of our Common Stock (the “Put Shares”) and (ii) granted to that Investor a Common Stock Purchase Warrant (the “Warrant”) that is exercisable for the purchase of up to an aggregate of 56,000,000 shares (the “Warrant Shares”) of our Common Stock.

Upon the terms and conditions set forth in the Purchase Agreement, the Company has the right, but not the obligation, to direct the Investor, by delivery to the Investor of a Put Notice from time to time, to purchase shares of our Common Stock (i) in a minimum amount not less than $25,000.00 and (ii) in a maximum amount up to the lesser of (a) $500,000.00 or (b) 150% of the Average Daily Trading Value of our Common Stock (as defined in the Purchase Agreement). At any time and from time to time through and including March 30, 2025 (the “Commitment Period”), except as provided in the Purchase Agreement, the Company may deliver a Put Notice to the Investor.

The Commitment Period commences on the Execution Date, and ends on the earlier of (i) the date on which the Investor shall have purchased Put Shares pursuant to the Purchase Agreement equal to the Maximum Commitment Amount, (ii) March 30, 2025, (iii) written notice of termination by the Company to the Investor (which shall not occur during any Valuation Period or at any time that the Investor holds any of the Put Shares), (iv) the Registration Statement for the Put Shares is no longer effective after its initial effective date, or (v) the date that, pursuant to or within the meaning of any Bankruptcy Law, the Company commences a voluntary case or any person commences a proceeding against the Company, a Custodian is appointed for the Company or for all or substantially all of its property, or the Company makes a general assignment for the benefit of its creditors.

We also granted the Warrant to purchase up to an aggregate of the 56,000,000 Warrant Shares. The Warrant has a five-year term and is immediately exercisable at an exercise price of $0.0045 per share, subject to adjustment and is exercisable by the then-holder on a “cashless” basis. The Warrant contains an adjustment provision that, subject to certain exceptions, reduces the exercise price if we issue shares of Common Stock or common stock equivalents at a price lower than the then-current exercise price of the Warrant. Any stock splits, reverse stock splits, recapitalizations, mergers, combinations and asset sales, stock dividends, and similar events will result in an equitable adjustment of the exercise price of the Warrant and, in certain circumstances, the number of Warrant Shares. The Warrant is subject to an “exercise blocker,” such that the Investor cannot exercise any portion of the Warrant that would result in the Investor and its affiliates holding more than 4.99% of the then-issued and outstanding shares of Common Stock following such exercise (excluding, for purposes of such determination, shares of the Common Stock issuable upon exercise of the Warrant or Put Notice that had not then been exercised, respectively).

Amendments to Articles of Incorporation or Bylaws

On February 13, 2023, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its amended and restated Certificate of Incorporation (the “Certificate of Amendment”) to increase the number of the Company’s authorized shares of common stock, par value $0.00001 per share (the “Common Stock”), from two billion five hundred million (2,500,000,000) shares to ten billion five hundred million (10,500,000,000) shares. A copy of the Certificate of Amendment is attached hereto as Exhibit 3.7 and incorporated herein by reference.

On February 13, 2023, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Designation of the Preferences, Rights, and Limitations of the Series C Preferred Stock (the “Series C Certificate of Amendment”) to increase the number of designated shares of such series from two hundred fifty (250) shares, par value $0.0001 per share, to two thousand (2,000) shares, par value $0.0001 per share.

Departure of Director

On December 31, 2022, Mr. William J. Outlaw resigned from his position as Director of Kona Gold Beverages, Inc. (the “Company”), which resignation was effective on that date. Mr. Outlaw’s resignation was not the result of any disagreement between the Company and him on any matter relating to the Company’s operations, policies, or practices.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 7, 2021, Weinberg & Company, PA was engaged as our new independent registered public accounting firm, replacing BF Borgers CPA (“BF Borgers”).

During the fiscal years ended December 31, 2020 and 2019, and the subsequent interim periods through December 13, 2021 (the date of Borgers letter to the SEC attached as Exhibit 16.1 to our Current Report on Form 8-K in respect of our changing of independent registered pubic accounting firms), there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K) with Borgers or reportable events as described under Item 304(a)(1)(v) of Regulation S-K) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of the former accountant, would have caused it to make a reference to the subject matter of the disagreement in connection with its report.

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

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended December 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer and the oversight of our audit committee, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. In assessing the effectiveness of our internal control over financial reporting, our management used the framework established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our directors and executive officers, their ages, positions held, and duration of such are as follows:

Name	Age	Position	Date First Elected or Appointed
Robert Clark	46	Chief Executive Officer, President, Chairman of our Board, and Secretary	August 12, 2015
Lori Radcliffe	49	Chief Financial Officer	October 7, 2019
Christopher Selinger	52	Vice President of Sales	September 1, 2018
Matthew Crystal	51	Independent Director	July 26, 2018

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

Committees of our Board

We have an Audit Committee, a Compensation Committee, and a Governance and Nominating Committee. Currently, we have one independent director, Matthew Crystal, who meets the independent director requirements of The Nasdaq Stock Market LLC and the SEC. Mr. Crystal serves on the Audit Committee, Compensation Committee, and Governance and Nominating Committee. Robert Clark, our President, Chief Executive Officer, and Chairman of our Board, serves on the Audit, Compensation, and Governance and Nominating Committees. Each committee has the responsibilities described below. During our fiscal year ended December 31, 2022, our Board acted by unanimous written consent two times and we had four formal Board meetings.

Audit Committee

On July 8, 2020, our Board adopted an audit committee charter (the “Audit Committee Charter”) to govern the Audit Committee. Currently, Messrs. Crystal and Clark (Chairman) serve on the Audit Committee. As of the date of this Annual Report, none of the members qualifies as an “audit committee financial expert.” During our fiscal year ended December 31, 2020, our Audit Committee did not formally meet.

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

Compensation Committee

On July 8, 2020, our Board approved and adopted a charter (the “Compensation Committee Charter”) to govern the Compensation Committee. Currently, Messrs. Crystal and Clark (Chairman) serve as members of the Compensation Committee. Mr. Crystal meets the independence requirements of The Nasdaq Stock Market LLC and the SEC, qualifies as a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act, and qualifies as an outside director within the meaning of Section 162(m) of the Code. In addition to the enumerated responsibilities of the Compensation Committee in the Compensation Committee Charter, the primary function of the Compensation Committee is to oversee the compensation of our executives, produce an annual report on executive compensation for inclusion in our proxy statement, if and when required by applicable laws or regulations, and advise our Board on the adoption of policies that govern our compensation programs. The Compensation Committee Charter may be found online at https://konagoldhemp.com/media/pubco/Kona-Gold-Compensation-Committee-Charter.pdf. During our fiscal year ended December 31, 2022, our Compensation Committee did not formally meet.

Governance and Nominating Committee

On July 8, 2020, our Board approved and adopted a charter (the “Nominating Committee Charter”) to govern the Governance and Nominating Committee (the “Nominating Committee”). Currently, Messrs. Crystal and Clark (Chairman) serve as members of the Nominating Committee. The Nominating Committee Charter requires that each member of the Nominating Committee meets the independence requirements of Nasdaq and the SEC; however, currently only Mr. Crystal qualifies as independent. In addition to the enumerated responsibilities of the Nominating Committee in the Nominating Committee Charter, the primary function of the Nominating Committee is to determine the slate of director nominees for election to the board of directors, to identify and recommend candidates to fill vacancies occurring between annual stockholder meetings, to review our policies and programs that relate to matters of corporate responsibility, including public issues of significance to us and our stockholders, and any other related matters required by federal securities laws. The charter of the Nominating Committee may be found online https://konagoldhemp.com/media/pubco/Kona-Gold-Solutions-Nominating-Committee-Charter.pdf. During our fiscal year ended December 31, 2022, our Governance and Nominating Committee did not formally meet.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by, or paid to the following “named executive officers,” for our 2022 and 2021 fiscal years:

(a)	all individuals serving as our principal executive officer during our 2022 fiscal year;

(b)	each of our two other most highly compensated executive officers who were serving as executive officers at the end of our 2022 fiscal year.

We did not have any individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer as of the end of our 2022 fiscal year.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	All Other Compensation ($)	Total ($)
Robert Clark, CEO, President,	2022	$350,000	$-	$-	$-	$-	$350,000
Chairman, and Secretary (1)	2021	$350,000	$-	$-	$-	$-	$350,000

Lori Radcliffe, CFO	2022	$160,000	$-	$-	$-	$-	$160,000
	2021	$122,500	$-	$-	$-	$-	$122,500

Christopher Selinger, VP Sales	2022	$96,000	$6,000	$-	$-	$4,316	$106,316
	2021	$96,000	$1,437	$-	$-	$-	$97,437

(1)	Mr. Clark declined payment of $72,083 of his $350,000 base salary for the year ended December 31, 2021; thus, for that fiscal year, we paid him $277,917 in base salary and accrued $72,083 of his compensation.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards at fiscal year-end.

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

Mr. Clark declined his base salary compensation for our 2015, 2016, 2017, and 2018 fiscal years and declined all but $30,000 of his compensation for our 2019 fiscal year, declined payment of $257,500 of his $350,000 base salary for the year ended December 31, 2020, and declined payment of $72,083 of his $350,000 base salary for the year ended December 31, 2021. As a result, $329,583 of his compensation has been accrued.

Lori Radcliffe

On October 7, 2019, we entered into an Employment Agreement (the “Radcliffe Employment Agreement”) with Lori Radcliffe, as our Chief Financial Officer. The term of the Radcliffe Employment Agreement is two years and automatically renews for subsequent one-year terms unless terminated with cause by us. Pursuant to the Radcliffe Employment Agreement, Ms. Radcliffe is entitled to receive annual compensation of $80,000 for the first year and $100,000 for the second year for services provided to us. In addition, on January 27, 2020, we issued to Ms. Radcliffe 5,000,000 restricted shares of our Common Stock pursuant to the terms of the Radcliffe Employment Agreement. On September 1, 2021, we amended the Radcliffe Employment Agreement with Lori Radcliffe, pursuant to which Ms. Radcliffe is entitled to receive annual compensation of $160,000 per year for services provided to us.

Christopher Selinger

On September 1, 2018, we entered into an Employment Agreement (the “Selinger Employment Agreement”) with Christopher Selinger, as our Vice President of Sales. The term of the Selinger Employment Agreement is two years and automatically renews for subsequent one-year terms unless terminated with cause by us. Pursuant to the Selinger Employment Agreement, Mr. Selinger is entitled to receive annual compensation of $65,000 with an increase to annual compensation of $72,000 after six months of employment. We also agreed to pay $1 commission per case of certain of our beverage drinks during the term of the Selinger Employment Agreement; however, effective January 1, 2019, we amended the Selinger Employment Agreement (the “Selinger Amendment”) to no longer pay this commission. In addition, on September 7, 2018, we issued to Mr. Selinger 10,000,000 shares of our Common Stock pursuant to the terms of the Selinger Employment Agreement. On June 1, 2020, we amended the Selinger Employment Agreement with Christopher Selinger, pursuant to which Mr. Selinger is entitled to receive annual compensation of $96,000 per year for services provided to us.

Director Summary Compensation Table

For the fiscal year ended December 31, 2022, we did not pay or accrue any fees to our two then-serving non-employee directors, nor did we grant to either of them any stock awards, option awards, non-equity incentive plan compensation, nonqualified deferred compensation, or any other compensation. Robert Clark, our Chairman, did not receive any compensation for his services as a director. The compensation received by Mr. Clark as an employee is disclosed in the Summary Compensation Table above.

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

William Jeffrey Outlaw

On September 8, 2019, we entered into an offer letter with William Jeffrey Outlaw as one of our Independent Directors. In consideration for Mr. Outlaw’s services, we issued 10,000,000 restricted shares of our Common Stock to him. Mr. Outlaw served as a director until his resignation, effective December 31, 2022.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Common Stock

The following sets forth certain information, as of March 31, 2023, regarding the beneficial ownership of our Common Stock by (i) each of our directors, (ii) each of our named executive officers, (iii) our directors and executive officers as a group, and (iv) each person or entity who, to our knowledge, owns more than five percent of our Common Stock. The information reflects beneficial ownership, as determined in accordance with the SEC’s rules and generally includes voting or investment power with respect to our Common Stock, and is based on 2,139,440,557 shares of our Common Stock issued and outstanding as of March 31, 2023. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and the address for each person is 746 North Drive, Suite A, Melbourne, Florida 32934.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent Owned
Robert Clark, CEO	687,750,000	(2)	24.47%

Lori Radcliffe, CFO	5,000,000		*

Christopher Selinger, VP of Sales	10,000,000		* %

Matthew Crystal, Independent Director	500,000		*

All executive officers and directors as a group (4 persons)	703,250,000	(3)	25.03%

Beneficial owner of more than 5%

YAII PN, Ltd. (4)	178,333,333	(5)	7.72%

Mast Hill (6)	402,659,091	(7)	12.53%

*	Represents less than one percent.

As of March 31, 2023, there were, to our knowledge, no persons are beneficial owners of greater than five percent of our Common Stock.

(1)	Securities convertible into shares of our Common Stock, currently or within 60 days, are deemed to be outstanding shares of our Common Stock for purposes of computing the percentage ownership of the person holding such convertible securities, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Includes 17,100,140 shares of our Common Stock held. Also includes: (i) 650,000 shares of our Common Stock issuable upon conversion of 650,000 shares of our Series B Preferred Stock that are not currently issued to Mr. Clark, (ii) 1,000 shares of our Common Stock issuable upon conversion of 1,000 shares of Series C Preferred Stock, (iii) 500,000,000 shares of our Common Stock issuable upon conversion of 500,000 shares of Series D Preferred Stock; and (iii) 169,998,860 shares of our Common Stock that are owed to Mr. Clark as common shares issuable, a component of stockholders’ equity, to be reissued to him upon his request pursuant to the terms of the oral agreement with him, but which shares are not currently issued and outstanding.

Pursuant to the Amended Clark Employment Agreement, we agreed to issue 2,700,000 shares of our Series A Preferred Stock, 650,000 shares of our Series B Preferred Stock, 500,000 shares of our Series D Preferred Stock, and 200,000,000 shares of our Common Stock. Immediately, Mr. Clark decided to defer receipt of 80,000,000 shares of our Common Stock; thus, leaving 120,000,000 shares of our Common Stock to be issued to him. The 120,000,000 shares of our Common Stock were issued to Mr. Clark as follows: (i) on October 28, 2015, we issued 30,000,000 of such shares; (ii) on March 2, 2016, we issued 40,000,000 of such shares; and (iii) on May 16, 2016, we issued 50,000,000 of such shares. Mr. Clark later sold an aggregate of 12,900,000 of those shares and returned to us an aggregate of 90,000,000 of those shares, which resulted in (i) Mr. Clark remaining the record and beneficial owner of 17,100,000 of those shares of our Common Stock and (ii) subsequent to (a) our July 2020 issuance to Mr. Clark of 140 shares of our Series C Preferred Stock (all of which shares were automatically converted into an aggregate of 140 shares of Common Stock on the one-year anniversary of their issuance date) and (b) our March 2023 issuance to Mr. Clark of 1,000 shares of our Series C Preferred Stock, our owing to Mr. Clark an aggregate of 169,998,860 of those shares of Common Stock to be reissued to him upon his request pursuant to the terms of our oral agreement with him.

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

(3)	Includes all of the shares beneficially owned by our executive officers and directors.

(4)	YAII PN, Ltd. is a Cayman Island exempt company. YAII PN, Ltd. is managed by Yorkville Advisors Global, LP. Investment decisions for Yorkville Advisors Global, LP are made by Mark Angelo, its portfolio manager. The address of such holder is 1012 Springfield Avenue, Mountainside, NJ 07092.

(5)	Includes (i) 20,000,000 shares of our Common Stock that are underlying the warrants that we granted in May 2020, (ii) 50,000,000 shares of our Common Stock that are underlying the warrants that we granted in February 2021, (iii) 100,000,000 shares of our Common Stock that are underlying the warrants that we granted in August 2021, and (iv) 8,333,333 shares of our Common Stock that are underlying the warrants that we granted in May 2022 Warrant Shares. Notwithstanding the number of shares of Common Stock and the percentage ownership thereof disclosed in this table, each of the Warrants is subject to an “exercise blocker,” such that YAII PN, Ltd. cannot exercise any portion of the warrants into the underlying shares of our Common Stock, if such action would result in YAII PN, Ltd. and its affiliates holding more than 4.99% of the then-issued and outstanding shares of our Common Stock following such exercise.

(6)	Mast Hill Fund, L.P. is a Delaware limited partnership. Investment decisions for Mast Hill Fund, L.P. are made by Patrick Hassani. The address of such holder is 40 Wall Street, New York, New York 10005.

(7)	Includes 143,000,000 share of our Common Stock, which consists of the July 2022 Debentures.

Series B Preferred Stock

The following sets forth certain information, as of March 31, 2023, regarding the beneficial ownership of our Series B Preferred Stock by (i) each of our directors, (ii) each of our named executive officers, (iii) our directors and executive officers as a group, and (iv) each person or entity who, to our knowledge, owns more than five percent of our Series B Preferred Stock. The information reflects beneficial ownership, as determined in accordance with the SEC’s rules and are based on 488,000 shares of our Series B Preferred Stock issued and outstanding as of March 31, 2023. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and the address for each person is 746 North Drive, Suite A, Melbourne, Florida 32934.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage Beneficially Owned
Robert Clark, CEO	650,000	(1)	57.1%

Lori Radcliffe, CFO	-		-

Christopher Selinger, VP of Sales	-		-

Matthew Crystal, Independent Director	-		-

All executive officers and directors as a group (4 persons)	650,000		57.1%

Beneficial owner of more than 5%

Steven Bauer (2)	66,000		13.5%

Blake Bolin (3)	25,000		5.1%

Roger A. Eagan Jr. (4)	80,000		16.4%

Terry L. Landers (5)	150,000		30.7%

Judith A. Wilt (6)	150,000		30.7%

(1)	These shares of Series B Preferred Stock were previously issued to Mr. Clark. However, Mr. Clark returned them to us with the understanding that the shares would be re-issued to him in the future; thus, the shares of Series B Preferred Stock may be issued to Mr. Clark within 60 days of the date of this annual report. See footnote (2) to the table above for our Common Stock for additional information.
(2)	Mr. Bauer’s address is 7837 Penswood Street, Charlotte, North Carolina 28277.
(3)	Mr. Bolin’s address is 1971 NE 7th Street, Ocala, Florida 34470.
(4)	Mr. Eagan’s address is 7837 Penswood Street, Charlotte, North Carolina 28277.
(5)	Mr. Landers’ address is 390 North Wickham Road, Suite F, Melbourne, Florida 32935.
(6)	Ms. Wilt’s address is 390 North Wickham Road, Suite F, Melbourne, Florida 32935.

Series C Preferred Stock

The following sets forth certain information, as of March 31, 2023, regarding the beneficial ownership of our Series C Preferred Stock by (i) each of our directors, (ii) each of our named executive officers, (iii) our directors and executive officers as a group, and (iv) each person or entity who, to our knowledge, owns more than five percent of our Series C Preferred Stock. The information reflects beneficial ownership, as determined in accordance with the SEC’s rules of our Series C Preferred Stock issued and outstanding as of March 31, 2023. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and the address for each person is 746 North Drive, Suite A, Melbourne, Florida 32934.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Beneficially Owned
Robert Clark, CEO	1,000	100%

Lori Radcliffe, CFO	-	-

Christopher Selinger, VP of Sales	-	-

Matthew Crystal, Independent Director	-	-

All executive officers and directors as a group (4 persons)	1,000	100%

Series D Preferred Stock

The following sets forth certain information, as of March 31, 2023, regarding the beneficial ownership of our Series D Preferred Stock by (i) each of our directors, (ii) each of our named executive officers, (iii) our directors and executive officers as a group, and (iv) each person or entity who, to our knowledge, owns more than five percent of our Series D Preferred Stock. The information reflects beneficial ownership, as determined in accordance with the SEC’s rules and are based on 500,000 shares of our Series D Preferred Stock issued and outstanding as of March 31, 2023. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and the address for each person is 746 North Drive, Suite A, Melbourne, Florida 32934.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Beneficially Owned
Robert Clark, CEO	500,000	100%

Lori Radcliffe, CFO	-	-

Christopher Selinger, VP of Sales	-	-

Matthew Crystal, Independent Director	-	-

All executive officers and directors as a group (4 persons)	500,000	100%

Change of Control

We do now know of any arrangements that may, at a subsequent date, result in a change in control.

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

Equity Issuances

During the 2022 fiscal year, the Company issued an aggregate of 1,000,000 shares of Common Stock to Peter Troy pursuant to that certain Employment Agreement by and between Mr. Troy and the Company. The per-share fair market value of the shares was $0.0085 based upon the closing price of the Common Stock as reported by the OTCM on the date of issuance, for a total value of $8,500.

During the 2022 fiscal year, the Company issued an aggregate of 500,000 shares of Common Stock to John Sargent pursuant to that certain Employment Agreement by and between Mr. Sargent and the Company. The per-share fair market value of the shares was $0.0460 based upon the closing price of the Common Stock as reported by the OTCM on the date of issuance, for a total value of $22,995.

During the 2021 fiscal year, the Company issued an aggregate of 8,000,000 shares of Common Stock to William J Stineman pursuant to that certain Employment Agreement by and between Mr. Stineman and the Company. The per-share fair market value of the shares was $0.0265 based upon the closing price of the Common Stock as reported by the OTCM on the date of issuance, for a total value of $212,000.

During the 2021 fiscal year, the Company issued 100,000 shares of Common Stock to John Torrence pursuant to performance award granted by the Company and Mr. Torrence. At the date of issuance, the per-share fair market value of the shares was $0.018 based upon the closing price of the Common Stock as reported by the OTCM on the date of issuance, for a total value of $1,800.

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

Notes Payable – Related Parties

We had the following outstanding notes payable during the period specified above:

Note (1)	Issuance Date	Original Borrowing Amount	Interest Rate	Maturity Date	Largest Outstanding Balance since January 1, 2018	Outstanding Balance as of December 31, 2022
Long-term Loan – Kona Gold	October 31, 2018	$20,000	0%	April 4, 2022	$20,000	$-
Line of Credit – Kona Gold	April 4, 2019	$1,500,000	3.75%	April 4, 2023	$1,369,651	$1,352,651
Line of Credit – Gold Leaf	August 29, 2019	$200,000	3.75%	August 29, 2023	$125,500	$125,500
Long-term Loan – Gold Leaf	February 19, 2019	$70,000	0%	March 15, 2023	$70,000	$47,500
Line of Credit – Kona Gold	May 6, 2022	$260,000	3.75%	May 6, 2023	$260,000	$260,000

(1)	Each of the notes payable was issued by us in favor of Robert Clark, our President, Chief Executive Officer, Secretary, and Chairman of our Board.

Director Independence

Our Board is currently composed of two members – Messrs. Clark and Crystal. Our Common Stock is not currently listed for trading on a national securities exchange and, as such, we are not subject to any director independence standards. However, we determined that one of our directors, Mr. Crystal qualifies as an independent director. We determined that Mr. Clark, our Chairman and an executive officer, is not independent. We evaluated independence in accordance with the rules of The Nasdaq Stock Market LLC and the SEC and considered all relevant facts and circumstances in making this determination (including any relationships set forth in this annual report under the heading “Related Person Transactions”). Messrs. Clark and Crystal, serve on our Audit Committee, our Compensation Committee, and Governance and Nominating Committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Each year, the Board approves the annual audit engagement in advance. The Board also has established procedures to pre-approve all non-audit services provided by the Company’s independent registered public accounting firm. All fiscal 2022 and 2021 non-audit services listed below were pre-approved.

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

The following fees were billed to us by (i) our independent registered public accounting firm, Weinberg & Company LLP, which served as our auditor commencing with our December 31, 2021 fiscal year; (ii) our independent registered public accounting firm, BP Borgers CPA PC, which served as our auditor for our December 31, 2017 through December 31, 2020 fiscal years and through first three fiscal quarters of our 2021 fiscal year; (iii) Berman Hopkins Wright & Laham LLP for tax fees for our December 31, 2021 fiscal year; and (iv) Carr Riggs & Ingram CPAs and Advisors for tax fees for our December 31, 2022 fiscal year.

Description	December 31, 2022	December 31, 2021
Audit fees	$184,487	$94,900
Audit-related fees	-	-
Tax fees	10,300	10,400
All other fees	-	-
Total	$194,787	$105,300

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Amended and Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.2	Amended and Restated By-Laws is incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.3	Certificate of Designation of the Preferences, Rights, and Limitations of the Series B Preferred Stock is incorporated herein by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.4	Certificate of Designation of the Preferences, Rights, and Limitations of the Series C Preferred Stock is incorporated herein by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.5	Certificate of Designation of the Preferences, Rights, and Limitations of the Series D Preferred Stock is incorporated herein by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.6	Certificate of Amendment to Amendment and Restated Certificate of Incorporation, is incorporated herein by reference to Exhibit 3.6 of Amendment No. 1 to the Company Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

3.7	Certificate of Amendment to the amended and restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.7 of the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2023.

3.8	Certificate of Amendment to the amended and restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.8 of the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2023.

4.1	Form of Debenture is incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

4.2	Warrant is incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

4.3	Form of Stand-alone Debenture is incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (File No.333-239883), filed with the SEC on December 14, 2020.

4.4	Form of Secured Convertible Debenture of the registrant sold and issued to YAII PN, Ltd., on February 11, 2021 is incorporated herein by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

4.4a	Form of Secured Convertible Debenture of the registrant sold and issued to YAII PN, Ltd., on February 11, 2021 is incorporated herein by reference to Exhibit 4.4a of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 15, 2021.

4.5	Form of Warrant of the registrant granted to YAII PN, Ltd., on February 11, 2021 is incorporated herein by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

4.6	Form of Secured Convertible Debenture of the registrant sold and issued to YAII PN, Ltd., effective August 23, 2021 is incorporated herein by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

4.7	Form of Warrant of the registrant granted to YAII PN, Ltd., effective August 23, 2021 is incorporated here8in by reference to Exhibit 4.7 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

4.8	Form of Secured Convertible Debenture of the registrant sold and issued to YAII PN, Ltd., effective May 4, 2022 is incorporated herein by reference to Exhibit 4.8 of the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2022.

4.9	Form of Warrant of the registrant granted to YAII PN, Ltd., effective May 4, 2022 is incorporated herein by reference to Exhibit 4.9 of the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2022.

4.10	Form of Secured Convertible Senior Note of the registrant sold and issued to Mast Hill Fund, L.P., dated July 28, 2022 is incorporated herein by reference to Exhibit 4.10 of the Company’s Current Report on Form 8-K, filed with the SEC on August 3, 2022.

4.11	Form of Warrant of the registrant granted to Mast Hill Fund, L.P., dated July 28, 2022 is incorporated herein by reference to Exhibit 4.11 of the Company’s Current Report on Form 8-K, filed with the SEC on August 3, 2022.

4.12	Form of Secured Convertible Senior Note of the registrant sold and issued to Mast Hill Fund, L.P., for a transaction that closed and funded on March 15, 2023 is incorporated herein by reference to Exhibit 4.12 of the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2023.

4.13	Form of Warrant of the registrant granted to Mast Hill Fund, L.P., for a transaction that closed and funded on March 15, 2023 is incorporated herein by reference to Exhibit 4.13 of the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2023.

4.14*	Form of Warrant of the registrant granted to Mast Hill Fund L.P., dated March 30, 2023

10.1	Securities Purchase Agreement by and between the Company and YAII PN, Ltd., dated May 14, 2020 is incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.2	Registration Rights Agreement by and between the Company and YAII PN, Ltd., dated May 14, 2020 is incorporated herein by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.3	Independent Contractor Agreement by and between Kona Gold LLC and OPTN Companies Inc., dated April 15, 2020 is incorporated herein by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.4	Board of Directors Offer Letter between the Company and Matthew Crystal, dated July 24, 2018 is incorporated herein by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.5	Board of Directors Offer Letter between the Company and William Jeffrey Outlaw, dated September 3, 2019 is incorporated herein by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.6	Form of Distribution Agreement is incorporated herein by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.7	Membership Interest Purchase Agreement by and among Elev8 Hemp LLC, PLAD, Inc., and the Company, dated October 10, 2016, is incorporated herein by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.8	Securities Exchange and Settlement Agreement by and between Elev8 Brands, Inc., and the Company, dated March 6, 2018, is incorporated herein by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.9	Securities Exchange and Settlement Agreement by and between Elev8 Brands, Inc., and the Company, dated November 26, 2019 is incorporated herein by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.10	Employment Agreement by and between Christopher Selinger and the Company, dated September 1, 2018 is incorporated herein by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.11	Lease Agreement by and between Kona Gold, LLC and Hay Investment Properties, Inc., dated June 1, 2018 is incorporated herein by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.12	Triple Net Lease Agreement by and between Gold Leaf Distribution, LLC and 3090 S. Hwy 14, LLC, dated May 22, 2019 is incorporated herein by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.13	Lease Modification Agreement by and between Gold Leaf Distribution, LLC and 3090 S. Hwy 14, LLC, dated April 21, 2020 is incorporated herein by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.14	Line of Credit Agreement by and between Robert Clark and Gold Leaf Distribution, LLC, dated August 29, 2019 is incorporated herein by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.15	Line of Credit Agreement by and between Robert Clark and Kona Gold, LLC, dated April 4, 2019 is incorporated herein by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.16	Line of Credit Agreement by and between Matthew Nicoletti and Kona Gold, LLC, dated May 5, 2018 is incorporated herein by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.17	Standard Promissory Note issued by Gold Leaf Distribution in favor of Robert Clark, dated February 19, 2019 is incorporated herein by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.18	Standard Promissory Note issued by Kona Gold, LLC in favor of Robert Clark, dated January 15, 2019 is incorporated herein by reference to Exhibit 10.18 of Amendment No. 1 to the Company Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.19	Employment Agreement by and between the Company and Robert Clark, dated August 12, 2015 is incorporated herein by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.20	Employment Agreement by and between the Company and Lori Radcliffe, dated October 8, 2019 is incorporated herein by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.20a	Employment Agreement Amendment by and between the Company and Lori Radcliffe, dated September 14, 2021 is incorporated herein by reference to Exhibit 10.20a of the Company’s Registration Statement on Form S-1, filed with the SEC on September 22, 2021.

10.21	Amendment to Employment Agreement by and between the Company and Robert Clark, dated December 1, 2016 is incorporated herein by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.22	Agreement by and between the Company and Ryan Dodd, dated May 1, 2019 is incorporated herein by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.23	Amendment to Employment Agreement by and between Christopher Selinger and Kona Gold Solutions, Inc., dated May 1, 2020 is incorporated herein by reference to Exhibit 10.23of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.24	Amendment to Employment Agreement by and between Christopher Selinger and the Company, dated January 1, 2019 is incorporated herein by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.25	Security Agreement by and between the Company and YAII PN, Ltd., dated May 14, 2020 is incorporated herein by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.26	Line of Credit and Security Agreement Modification Agreement by and between Kona Gold LLC and Robert Clark, dated April 1, 2020 is incorporated herein by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.27	Line of Credit and Security Agreement Modification Agreement by and between Gold Leaf Distribution LLC and Robert Clark, dated April 1, 2020 is incorporated herein by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.28	Terms of Oral Agreement between the Company and Robert Clark is incorporated herein by reference to Exhibit 10.28 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.29	Waiver Agreement by and between the Company and YAII PN, Ltd., dated October 14, 2020, is incorporated herein by reference to Exhibit 10.29 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.30	Paycheck Protection Promissory Note issued in favor of Wells Fargo Bank, N.A. dated May 4, 2020, is incorporated herein by reference to Exhibit 10.30 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.31	Paycheck Protection Promissory Note issued in favor of Wells Fargo Bank, N.A. dated May 4, 2020, is incorporated herein by reference to Exhibit 10.31 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.32	Securities Purchase Agreement by and between the Company and YAII PN, Ltd., dated November 30, 2020, is incorporated herein by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on December 14, 2020.

10.33	Form of Securities Purchase Agreement between the registrant and YAII PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.28 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.34	Form of Registration Rights Agreement by and between the registrant and YAII PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.29 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.35	Form of Amended and Restated Security Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.30 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.36	Form of Intellectual Property Security Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.31 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.37	Form of Amended and Restated Global Guaranty Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.32 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.38	Form of Securities Purchase Agreement between the registrant and YAII PN, Ltd., for a transaction that closed and funded on August 23, 2021 is incorporated herein by reference to Exhibit 10.38 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

10.39	Form of Registration Rights Agreement by and between the registrant and YAII PN, Ltd., for a transaction that closed and funded on August 23, 2021 is incorporated herein by reference to Exhibit 10.39 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

10.40	Form of Second Amended and Restated Security Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed and funded on August 23, 2021 is incorporated herein by reference to Exhibit 10.40 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

10.41	Form of Intellectual Property Security Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed and funded on August 23, 2021 is incorporated herein by reference to Exhibit 10.41 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

10.42	Form of Second Amended and Restated Global Guaranty Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed and funded on August 23, 2021 is incorporated herein by reference to Exhibit 10.42 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

10.43	Agreement of Lease by and between Gold Leaf Distribution, LLC and RFMD-SC, LLC, dated August 30, 2021 is incorporated herein by reference to Exhibit 10.43 of the Company’s Registration Statement on Form S-1, filed with the SEC on September 22, 2021.

10.44	Form of Securities Purchase Agreement between the registrant and YAII PN, Ltd., for a transaction that closed and funded on May 4, 2022 is incorporated herein by reference to Exhibit 10.44 of the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2022.

10.45	Form of Security Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed and funded on May 4, 2022 is incorporated herein by reference to Exhibit 10.45 of the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2022.

10.46	Form of Intellectual Property Security Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed and funded on May 4, 2022 is incorporated herein by reference to Exhibit 10.46 of the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2022.

10.47	Form of Global Guaranty Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed and funded on May 4, 2022 is incorporated herein by reference to Exhibit 10.47 of the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2022.

10.48	Form of Securities Purchase Agreement between the registrant and Mast Hill Fund, L.P., for a transaction that closed and funded on July 29, 2022 is incorporated herein by reference to Exhibit 10.48 of the Company’s Current Report on Form 8-K, filed with the SEC on August 3, 2022.

10.49	Form of Security Agreement of the registrant and its subsidiaries in favor of Mast Hill Fund, L.P., for a transaction that closed and funded on July 29, 2022 is incorporated herein by reference to Exhibit 10.49 of the Company’s Current Report on Form 8-K, filed with the SEC on August 3, 2022.

10.50	Revenue Purchase Agreement between the registrant and NewCo Capital Group VI, LLC, effective as of September 30, 2022 is incorporated herein by reference to Exhibit 10.50 of the Company’s Amended Registration Statement on Form S-1 (File No.: 333-267199), filed with the SEC on October 14, 2022.

10.51	Revenue Purchase Agreement between the registrant and Cobalt Funding Solutions effective as of November 2, 2022 is incorporated herein by reference to Exhibit 10.51 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022, filed with the SEC on November 14, 2022.

10.52*	Equity Purchase Agreement between the registrant and Mast Hill Funds L.P., dated as of March 30, 2023

10.53*	Registration Rights Agreement between the registrant and Mast Hill Funds L.P., dated as of March 30, 2023

21.1	List of subsidiaries of the registrant is incorporated herein by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2021.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KONA GOLD BEVERAGE, INC.

March 31, 2023	By:	/s/ Robert Clark
Robert Clark Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert Clark	Dated: March 31, 2023
Robert Clark President, Chief Executive Officer, Secretary and Chairman and Director

/s/ Lori Radcliffe	Dated: March 31, 2023
Lori Radcliffe Chief Financial Officer

/s/ Matthew Crystal	Dated: March 31, 2023
Matthew Crystal Director

