Form 10-Q
period 2023-03-31
KONA GOLD BEVERAGE, INC.
filed 2023-05-15
CIK 1802546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of May 12, 2023 was 2,227,929,544,060.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KONA GOLD BEVERAGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$76,609	$39,788
Accounts receivable, net of allowance for doubtful accounts of $143,906 and $145,579, respectively	13,135	79,529
Inventory, net of reserve for obsolescence of $80,000, respectively	642,998	859,179
Other current assets	-	45,262
Total current assets	732,742	1,023,758

NON-CURRENT ASSETS
Property, plant and equipment, net	325,683	348,064
Right-of-use asset, net	707,997	762,464
Intangible property, net	63,762	66,201
Deposits	13,350	15,125
Total assets	$1,843,534	$2,215,612

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,587,187	$1,379,227
Accrued compensation	162,083	137,083
Notes payable, net of discount of $57,234 and $218,481, respectively, current	732,753	712,499
Notes payable - related parties, current	1,784,151	1,785,651
Acquisition obligations, current	654,403	659,550
Lease liabilities, current	201,384	209,685
Convertible debt, net of discount of $318,270 and $183,940, respectively	629,378	411,060
Total current liabilities	5,751,339	5,294,755

NON-CURRENT LIABILITIES
Notes payable, net of current	57,999	57,055
Lease liabilities, net of current	579,148	629,197
Total liabilities	6,388,486	5,981,007

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred Stock, $.00001 par value, 5,702,000 shares authorized, 989,000 and 988,000 issued and outstanding, respectively	10	10
Common Stock, $.00001 par value, 10,500,000,000 authorized, 2,139,440,557 and 2,000,276,378, issued and outstanding, respectively	21,394	20,003
Common stock issuable (169,999,860 shares)	1,386,489	1,386,497
Additional paid-in capital	19,252,920	18,441,303
Accumulated deficit	(25,205,765)	(23,613,208)
Total stockholders’ deficit	(4,544,952)	(3,765,395)
Total liabilities and stockholders’ deficit	$1,843,534	$2,215,612

See notes to condensed consolidated financial statements.

KONA GOLD BEVERAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
	(Unaudited)	(Unaudited)
REVENUES, NET	$1,274,897	$995,131
COST OF REVENUES	986,859	849,876
Gross profit	288,038	145,225

OPERATING EXPENSES
Selling, general and administrative expenses	1,273,961	939,336
Loss from operations	(985,923)	(794,081)
Other income / (expense)
Interest expense	(293,591)	(430,895)
Financing costs	(163,000)	-
Change in the fair value of derivative liability	-	(1,793,000)
Loss on extinguishment of debt	(150,174)	(546,810)
Other income (expense)	131	3,224
Net Loss	$(1,592,557)	$(3,561,562)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic and diluted	2,083,977,870	1,162,096,383

See notes to condensed consolidated financial statements.

KONA GOLD BEVERAGE, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Preferred Stock		Common Shares		Additional		Total
	$.00001 Par		$.00001 Par		Issuable		Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance December 31, 2022	2,000,276,378	$20,003	988,000	$10	169,999,860	$1,386,497	$18,441,303	$(23,613,208)	$(3,765,395)
Common stock issued for conversion of convertible debt and accrued interest	72,000,000	720					314,280		315,000
Warrants related to convertible notes							150,000		150,000
Warrants issued for financing costs (ELOC)							163,000		163,000
Common stock issued upon cashless exercise of warrants	67,164,179	671					(671)		-
Preferred stock issued to a related party for common stock issuable			1,000	0	(1,000)	(8)	185,008		185,000
Net loss								(1,592,557)	(1,592,557)
Balance March 31, 2023 (Unaudited)	2,139,440,557	$21,394	989,000	$10	169,998,860	$1,386,489	$19,252,920	$(25,205,765)	$(4,544,952)

	Common Stock		Preferred Stock		Common Shares		Additional		Total
	$.00001 Par		$.00001 Par		Issuable		Paid-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance December 31, 2021	1,004,709,546	$10,047	988,000	$10	170,000,000	$1,386,497	$10,778,761	$(16,300,173)	$(4,124,858)
Common stock issued for conversion of convertible debt and accrued interest	453,078,847	4,531					3,184,883		3,189,414

Common stock issued with note payable received as debt discount	25,000,000	250					134,750		135,000

Net loss								(3,561,562)	(3,561,562)
Balance March 31, 2022 (Unaudited)	1,482,788,393	$14,828	988,000	$10	170,000,000	$1,386,497	$14,098,394	$(19,861,735)	$(4,362,006)

See notes to condensed consolidated financial statements.

KONA GOLD BEVERAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
	(Unaudited)	(Unaudited)
CASH USED IN OPERATING ACTIVITIES:
Net loss	$(1,592,557)	$(3,561,562)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	21,591	23,744
Change in allowance for doubtful accounts	(1,673)	(8,366)
Change in inventory reserves		-
Right-of-use asset amortization	54,467	49,210
Amortization of debt discount	250,917	367,845
Amortization of intangible assets	2,439	2,439
Preferred stock issued for common stock issuable	185,000	-
Fair value of warrants issued for financing costs	163,000	-
Loss on sale of property and equipment	790	-
Loss on extinguishment of debt	192,648	546,810
Gain on change in fair value of derivative liabilities	-	1,793,000
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	68,067	(69,770)
Decrease (increase) in inventory	216,181	(554,481)
Decrease (increase) in prepaids	-	267,342
Decrease (increase) in other current assets	45,262	1,564
Decrease (increase) in deposits	1,775	-
Increase (decrease) in accounts payable and accrued expenses	207,960	571,666
Increase (decrease) in accrued compensation	25,000	(50,000)
Increase (decrease) in lease liability	(56,411)	(48,945)
Net cash used in operating activities	(215,544)	(669,504)

CASH USED IN INVESTING ACTIVITIES:
Purchase of purchase property, plant and equipment	-	(21,131)
Net cash used in investing activities	-	(21,131)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from note payable - related party	80,000	-
Repayment of note payable - related party	(81,500)	(1,500)
Changes in acquisition obligations	(5,147)	(3,224)
Principal repayments of finance lease obligation	(1,939)	(1,899)
Proceeds from notes payable, net of expenses	284,595	292,219
Repayment of notes payable	(424,644)	(1,994)
Proceeds from convertible debentures payable, net of expenses	401,000	-
Net cash provided by financing activities	252,365	283,602
Net cash increase (decrease) for period	36,821	(407,033)
Cash at beginning of period	39,788	703,825
Cash at end of period	$76,609	$296,792

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$3,923	$130

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Recording of right of use asset and lease liability	$-	$135,000
Common shares issued on conversion of debentures and accrued interest	$315,000	$3,189,414
Fair value of warrants issued upon issuance of convertible notes	$150,000	$-

See notes to condensed consolidated financial statements.

KONA GOLD BEVERAGE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 and 2022

NOTE 1 – OPERATIONS AND GOING CONCERN

The Company was formerly known as Kona Gold Solutions, Inc., and in October 2020, changed its name to Kona Gold Beverage, Inc., a Delaware corporation (“Kona Gold,” the “Company,” “we,” “us,” or “our”). As of March 31, 2023, the Company has three wholly-owned subsidiaries: Kona Gold LLC, a Delaware limited liability company (“Kona”), HighDrate LLC, a Florida limited liability company (“HighDrate”), and Gold Leaf Distribution LLC, a Florida limited liability company (“Gold Leaf”). Kona focuses on the development and marketing of functional and better-for-you beverages: Ooh La Lemin Lemonades that are available in a variety of sparkling and non-sparkling flavors and Kona Gold Energy Drinks that are low-to-zero calorie functional beverages that are high in B vitamins, amino acids, and omegas. HighDrate focuses on the development and marketing of CBD-infused energy waters geared to the fitness and wellness markets. Gold Leaf focuses on the distribution of premium beverages and snacks in key markets, all of which complement our current product offerings.

The Company currently sells its products through resellers, the Company’s websites, and distributors that span across 18 states. The Company’s products are available in wide variety of stores, including convenience and grocery stores, smoke shops, and gift shops.

As used herein, the terms “Kona Gold,” the “Company,” “we,” “us,” or “our”, refer to Kona Gold individually or, as the context requires, collectively with its subsidiaries on a consolidated basis.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, in the three months ended March 31, 2023, the Company recorded a net loss of $1,592,557 and used cash in operations of $215,544 and had a stockholders’ deficit of $4,544,952 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. In addition, the Company’s independent registered public accounting firm, in its report on our December 31, 2022 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At March 31, 2023, the Company had cash on hand in the amount of $76,609. Subsequent to Mach 31, 2023, the Company received proceeds of $230,000 on the sale of notes and $234,965 on the refinancing of advance agreements (see Note 13). The Company believes it has enough cash to sustain operations through December 31, 2023. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

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

The allowance for accounts receivable is established through a provision reducing the carrying value of receivables. At March 31, 2023 and December 31, 2022, the allowance was $143,906 and $145,579, respectively.

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

Sales are made to customers under terms allowing certain limited rights of return. The Company records an allowance for returns for each quarter for 3% of total sales. The Company recorded an allowance for sales return at the three months ending March 31, 2023 and 2022 of approximately $36,400 and $35,100, respectively, which is netted against revenue in the accompanying Consolidated Statements of Loss.

The following table presents our net revenues, by revenue source, and the period-over-period percentage change, for the period presented:

	Three Months Ended 31,
	2023	2022
Revenue Source	Revenue	Revenue	% Change
Distributors	$221,746	$189,952	17%
Amazon	13,063	35,524	(63)%
Online Sales	5,236	10,971	(52)%
Retail	1,070,283	791,402	35%
Shipping	969	2,382	(59)%
Sales Returns and Allowances	(36,400)	(35,100)	4%
Net Revenues	$1,274,897	$995,131	28%

The following table presents our net revenues by product lines for the period presented:

	Three Months Ended 31,
	2023	2022
Product Line	Revenue	Revenue	% Change
Energy Drinks	$9,624	$62,892	(85)%
CBD Energy Waters	1,867	14,472	(87)%
Lemonade Drinks	228,554	159,018	44%
Apparel	-	65	(100)%
Retail	1,070,283	791,402	35%
Shipping	969	2,382	(59)%
Sales returns and allowance	(36,400)	(35,100)	4%
Net Revenues	$1,274,897	$995,131	28%

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expense. Advertising costs aggregated $18,966 and $52,519 for three months ending March 31, 2023 and 2022, respectively.

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

For the three months ending March 31, 2023 and 2022, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	March 31, 2023	March 31, 2022
Warrants	347,169,154	170,000,000
Common stock equivalent of Series B Convertible Preferred Stock	488,000	488,000
Common stock equivalent of Series C Convertible Preferred Stock	1,000	-
Common stock equivalent of Series D Convertible Preferred Stock	500,000,000	-
Common stock issuable	169,998,860	500,000,000
Restricted common stock	9,600,000	170,000,000
Common stock on convertible debentures and accrued interest	449,794,074	856,123,077
Total	1,477,051,088	1,696,611,077

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

Segments

During the 2022 fiscal year, the Company consolidated and restructured its operations. The Company now operates in one segment for the manufacture and distribution of our products. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision maker has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying financial statements.

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

Gross sales. During the three months ended March 31, 2023, the Company reported no customers that accounted for 10% of gross sales. During the three months ended March 31, 2022, the Company reported no customers that accounted for 10% of gross sales.

Accounts receivable. As of March 31, 2023, the Company had accounts receivable from five customers that comprised 25%, 18%, 11%, 11% and 10%, respectively, of its gross accounts receivable. As of December 31, 2022, the Company had accounts receivable from two customers that comprised 27% and 20%, respectively, of its gross accounts receivable.

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

Purchases from vendors. During the three months ended March 31, 2023, the Company’s largest three vendors accounted for approximately 68% of all purchases, respectively. During the year ended December 31, 2022, the Company’s largest one vendor accounted for approximately 34% of all purchases, respectively.

Accounts payable. As of March 31, 2023, two vendors accounted for more than 10% the total accounts payable. The Company’s largest two vendors accounted for 27%, and 21% of the total accounts payable, respectively. As of December 31, 2022, two vendors accounted for more than 10% the total accounts payable. The Company’s largest two vendors accounted for 31%, and 18% of the total accounts payable, respectively.

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

NOTE 3 – INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value, and net of reserves is comprised of the following:

	March 31, 2023	December 31, 2022
Raw materials	$195,389	$198,605
Finished goods, net	447,609	660,574
Total	$642,998	$859,179

At March 31, 2023 and December 31, 2022, inventory presented above is net of a reserve for slow moving and potentially obsolete inventory of $80,000, respectively.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property and equipment is comprised of the following:

	March 31, 2023	December 31, 2022
Furniture and Fixtures	$78,944	$78,134
Computers and Software	36,667	36,667
Machinery & Equipment	116,403	118,003
Vehicles	310,348	310,348
Total cost	542,362	543,152
Accumulated depreciation	(216,679)	(195,088)
Property, plant and equipment, net	$325,683	$348,064

Depreciation for the three months ended March 31, 2023 and 2022, was $21,591 and $23,744 respectively, and is included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Loss.

NOTE 5 – INTANGIBLE ASSETS

Intangible asset consisted of the following:

	March 31, 2023	December 31, 2022
Intangible Assets
Trademarks	$85,340	$85,340
Website development	12,200	12,200
Accumulated amortization	(33,778)	(31,339)
Total Intangible Assets, net of amortization	$63,762	$66,201

During the three months ended March 31, 2023 and 2022, the Company recorded amortization expense of $2,439, respectively. The following table summarizes the amortization expense to be recorded in future periods for intangible assets that are subject to amortization:

Year Ending	Amortization
2023 (remaining)	$7,315
2024	9,754
2025	9,754
2026	9,754
2027	9,754
Thereafter	17,431
Total	$63,762

NOTE 6 – NOTES PAYABLE – RELATED PARTIES

Notes payable with related parties consists of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Note payable – related party (a)	$1,352,651	$1,352,651
Note payable – related party (b)	260,000	260,000
Note payable – related party (c)	125,500	125,500
Note payable – related party (d)	46,000	47,500
Total notes payable – related parties	$1,784,151	$1,785,651

(a)	On April 4, 2019, the Company entered into an unsecured Line of Credit Agreement with Robert Clark. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $1,500,000. Advances under this line of credit bear interest at the rate of 3.75 percent per annum. The line of credit matures on April 4, 2024, at which time all outstanding principal amounts and accrued interest are due and payable. At March 31, 2023 and December 31, 2022, outstanding principal was $1,352,651 and $1,352,651, respectively.

(b)	On May 6, 2022, the Company entered into an unsecured Line of Credit Agreement with Robert Clark. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $300,000. Advances under this line of credit bear interest at the rate of 3.75 percent per annum. The line of credit matures on May 6, 2024, at which time all outstanding principal amounts and accrued interest are due and payable. At March 31, 2023 and December 31, 2022, outstanding principal was $260,000 and $260,000, respectively.

(c)	On August 29, 2019, the Company entered into an unsecured Line of Credit Agreement with Robert Clark. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $200,000. Advances under this line of credit bear interest at the rate of 3.75 percent per annum. The line of credit matures on August 29, 2023, at which time all outstanding principal amounts and accrued interest are due and payable. During the period ended March 31, 2023 Mr. Clark made additional advances of $80,000 that were repaid by the end of the period. At March 31, 2023 and December 31, 2022, outstanding principal was $125,500 and $125,500, respectively.

(d)	On February 19, 2019, the Company issued an unsecured Standard Promissory Note in Favor of Robert Clark, as lender, in the original principal amount of $70,000. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The note bears no interest. Principal payments of $500 per month commenced in March 2019, with final payment due in March 2021. On March 15, 2022, the Company issued an Amendment to the original issued Standard Promissory Note in Favor of Robert Clark for the remaining outstanding principal of $58,000. On April 3, 2023, the Company issued an Amendment to the original issued Standard Promissory Note in Favor of Robert Clark for the remaining outstanding principal of $46,000 Principal payment of $500 per month, with final payment due in March 2024. The outstanding principal balance of this note at December 31, 2022 was $47,500. During the three months ended March 31, 2023, the Company made principal payments of $1,500, leaving an outstanding principal balance of $46,000 at March 31, 2023.

At December 31, 2022, accrued interest on notes payable to related parties was $153,959. During the three months ended March 31, 2023, the Company added $15,831 of additional accrued interest, leaving an accrued interest balance on the notes payable to related parties of $169,790 at December 31, 2022. Accrued interest is included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

NOTE 7 – NOTES PAYABLE

Notes payable consists of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Note payable (a)	$25,354	$26,994
Note payable (b)	43,613	44,550
Note payable (c)	40,256	40,103
Note payable (d)	250,000	250,000
Note payable (e)	207,175	626,388
Note payable (f)	85,000	-
Note payable (g)	196,588	-
Total notes payable	847,986	988,035
Less debt discount (e)	(57,234)	(218,481)
Total notes payable, net	790,752	769,554
Notes payable, current portion	(732,753)	(712,499)
Notes payable, net of current portion	$57,999	$57,055

(a)	On August 21, 2021, the Company financed the purchase of a vehicle for $34,763, after making a down payment of $20,000. The loan term is for 60 months, annual interest rate of 5.44%, with monthly principal and interest payments of $665, and secured by the purchased vehicle. At December 31, 2022, the loan balance was $26,994. During the three months ended March 31, 2023, the Company made principal payments of $1,640, leaving a loan balance of $25,354 at March 31, 2023.

(b)	On September 30, 2022, the Company financed the purchase of a vehicle for $46,576, after making a down payment. The loan term is for 60 months, annual interest rate of 9.44%, with monthly principal and interest payments of $980, and secured by the purchased vehicle. At December 31, 2022, the loan balance was $44,550. During the three months ended March 31, 2023, the Company made principal payments of $937, leaving a loan balance of $43,613 at March 31, 2023.

(c)	In April 2021, the Company entered into a Line of Credit Agreement with Wells Fargo Bank. The Line of Credit is personally guaranteed by Robert Clark, the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $42,000. Advances under this line of credit bear interest at the rate of 11.50% per annum. The line of credit matures in 2023, at which time all outstanding principal amounts and accrued interest are due and payable. As of March 31, 2023 and December 31, 2022, the outstanding principal was $40,256 and $40,103, respectively, which was recorded as the current portion of loan payable on the accompanying Consolidated Balance Sheet.

(d)

On March 25, 2022, the Company entered into a secured debenture with an otherwise unaffiliated individual in the principal amount of $250,000 that was due on March 23, 2023. On March 23, 2023, the Company entered into a First Amendment to Secured Debenture (the “First Amendment”) to amend a Secured Debenture (the “Debenture”), dated as of March 25, 2022. The Debenture is amended and restated in its entirety with the following terms (i) maturity date was extended to March 24, 2024; (ii) interest accrues on the outstanding principal at a rate equal to 12% per annum; (iii) monthly payments of principal and interest shall be made in the amount of $22,212, starting April 24, 2023 until the maturity date, at which date the entirety of the balance of principal plus interest is due. The secured debenture is secured by nine identified motor vehicles of the Company. As of March 31, 2023 and December 31, 2022, the outstanding balance of the secured debentures amounted to $250,000.

In connection with the issuance of the original debenture in 2022, the Company issued to the lender 25 million shares of the Company’s common stock at a price of $0.004 per share. The Company determined the fair value of the 25 million shares was $135,000, which was recorded as a debt discount against the secured debenture. At December 31, 2022, the unamortized debt discount was $31,531. During the three months ended March 31, 2023, the Company amortized debt discount of $31,531 to interest expense on the loan, leaving no remaining unamortized debt discount at March 31, 2023.

(e)

On September 30, 2022, November 2, 2022, and December 15, 2022, the Company entered into secured non-interest-bearing advance agreements with unaffiliated third parties for the purchase of future receipts/revenues. Under the agreements, the Company received an aggregate lump sum payment of $561,957, and, in return, the purchaser received a secured right to collect a fix sum of future receipts/revenue of $798,456 to be collected by the Company. In accordance with the agreements, the Company agreed to sell, assign, and transfer to the purchaser of all the Company’s payments, receipts, settlements, and funds paid to or received by or for the account of the Company from time to time on and after the dates of the agreements in payment or settlement of the Company’s existing and future accounts, payment intangibles, credit, debit, and/or stored value card transactions, contract rights, and other entitlements arising from or relating to the payment of monies from the Company’s customers and/or other payors or obligors. Two of the agreements require aggregate weekly payments of $9,019 and the third requires daily payments of $1,291. The Company’s obligations under the agreements are secured by the assets described above, and guaranteed by Robert Clark, the Company’s Chief Executive Officer. As of December 31, 2022, the outstanding balance to be paid amounted to $626,388. During the three months ended March 31, 2023, the Company made payments of $419,213, leaving an aggregate outstanding amount to be paid of $207,175 at March 31, 2023.

Upon execution of the advance and receipt of funds, the Company recorded the difference of $236,499 between the cash collected and the face amount of the obligation as a “note discount” and will amortize the “note discount” as interest expense over the life of the advance. At December 31, 2022, the unamortized “note discount” was $186,950. During the three months ended March 31, 2023, the Company amortized “note discount” of $129,716 to interest expense on the obligation. As of March 31, 2023, the unamortized “note discount” was $57,234.

(f)	On March 9, 2023, the Company entered into a Line of Credit Agreement with American Express National Bank. The Line of Credit is personally guaranteed by Robert Clark, the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $85,000. Advances under this line of credit bear interest at the rate of 19.32% per annum. The line of credit matures on September 9, 2024, at which time all outstanding principal amounts and accrued interest are due and payable. The line of credit requires minimum monthly payments of $5,572. At March 31, 2023, the outstanding principal was $85,000.

(g)	On March 7, 2023, the Company entered into a Line of Credit Agreement with Celtic Bank. The Line of Credit is personally guaranteed by Robert Clark, the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $200,000. Advances under this line of credit bear interest at the rate of 35.90 percent per annum. The line of credit matures on March 7, 2024, at which time all outstanding principal amounts and accrued interest are due and payable. At March 31, 2023, the outstanding principal was $196,588.

At December 31, 2022 on item (d), accrued interest on the notes payable was $1,874. During the three months ended March 31, 2023, the Company added $5,630 of additional accrued interest on item (d), leaving $7,504 of accrued interest balance on the notes payable item (d) at March 31, 2023. Accrued interest is included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

As of December 31, 2022, the unamortized debt discount was $218,481. During the three months ended March 31, 2023, the Company amortized debt discount of $161,247 to interest expense on the loans. As of March 31, 2023, the unamortized debt discount was $57,234.

NOTE 8 – SECURED CONVERTIBLE DEBENTURES

Secured debentures that are payable to an otherwise unaffiliated third party consists of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Mast Hill Note 1	472,648	595,000
Mast Hill Note 2	475,000	-
Less debt discount	(318,270)	(183,940)
Secured debentures, net	$629,378	$411,060

Mast Hill

On July 28, 2022, the Company issued senior secured debentures to an otherwise unaffiliated third-party investor (the “Investor”) in the aggregate of $595,000. The debentures bear interest at a rate of 10% per annum, mature on July 28, 2023, and is convertible into shares of our common stock at a conversion price of $0.0045 per share. If the Company issues subsequent equity instruments at an effective price per share that is lower than the conversion price of $0.0045 per shares, then the conversion price shall be reduced, at the option of the Holder, to a price equal to the Weighted Average Price (as defined), provided, further, that if the conversion price is equal to or less than $0.003, then the conversion price shall be reduced at the option of the Holder to a price equal to the lower price. The senior secured debentures is secured by all of the Company’s assets and the assets of each of its subsidiaries pursuant to the Security Agreement. The security interest granted to the Investor under the Security Agreement was subordinate to the continuing security interest that remains in effect pursuant to the previous grant of a security interest in connection with a then outstanding debenture to an earlier investor all tangible and intangible assets. In connection with the issuances of the debentures, the Company granted to the Investor warrants to purchase up to 100 million shares of the Company’s common stock, which expire on July 28, 2027. The warrants are exercisable at $0.0045 per share. As a result of these issuances and grants, we incurred the following (a) relative fair value of the warrants granted of $223,000; and (b) original issue discounts of $92,325 of the debentures for a total of $315,325 which was allocated as debt discount. The debt discount is being amortized to interest expense over the term of the corresponding debentures. As of December 31, 2022, the unamortized debt discount was $183,940. During the three months ended March 31, 2023, the Company amortized debt discount of $78,831 to interest expense on the loan. As of March 31, 2023, the unamortized debt discount was $105,109.

As of December 31, 2022 the balance due under the obligation was $595,000. During the three months ended March 31, 2023, the Company converted $157,400 of principal and accrued interest into 72,000,000 shares of common stock with a fair value of $315,000 resulting in a loss on extinguishment of debt of $157,600. As of March 31, 2023 , $472,648 was due under the note.

Mast Hill Debenture 2

On March 13, 2023, the Company issued an additional senior secured debenture to the Investor in the aggregate of $475,000. The debenture bears interest at a rate of 16% per annum, matures on March 13, 2024, and is convertible into shares of our common stock at a conversion price of $0.0045 per share.

At our option, we have the right to redeem, in full, the outstanding principal and interest under the debenture prior to its maturity date; provided, that, as of the date of the then-holder’s receipt of the redemption notice, there has not been an Event of Default. We must pay an amount equal to the principal amount being redeemed plus outstanding and accrued interest thereon, as well as a $750 administrative fee (the “Redemption Amount”). We must provide seven Trading Days’ (as such term is defined in the debenture) prior notice to the then-holder of the debenture of our intent to make a redemption. If such notice of redemption is received six months after the Issue Date, the then-holder has the right to convert any or all of such to-be-prepaid amount into shares of our Common Stock in accordance with the conversion provisions of the debenture prior to such redemption.

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

In connection with the issuances of the debentures, the Company granted to the Investor warrants to purchase up to 80 million shares of the Company’s common stock, which expire on March 13, 2028. The warrants are exercisable at $0.0045 per share. As a result of these issuances and grants, we incurred the following (a) relative fair value of the warrants granted of $150,000; and (b) original issue discounts and fees of $74,000 of the debentures for a total of $224,000 which was allocated as debt discount. The debt discount is being amortized to interest expense over the term of the corresponding debentures. During the three months ended March 31, 2023, the Company amortized debt discount of $10,839 to interest expense on the loan. As of March 31, 2023, the unamortized debt discount was $213,161.

As of March 31, 2023, no shares of common stock were potentially issuable under the conversion terms of the outstanding debentures.

At December 31, 2022, accrued interest on the convertible notes payable was $25,756. During the three months ended March 31, 2023, the Company added $19,214 of additional accrued interest, and converted $37,466 of accrued interest, leaving an accrued interest balance on the convertible notes payable of $7,504 at March 31, 2023. Accrued interest is included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

As of December 31, 2022, the unamortized debt discount was $183,940. During the three months ended March 31, 2023, the Company added $224,000 related to the issuance of secured debentures, and amortized debt discount of $89,670 to interest expense on the loans. As of March 31, 2023, the unamortized debt discount was $318,270.

NOTE 9 – ACQUISITION OBLIGATION

On January 21, 2021, the Company entered into an Agreement and Plan of Merger with S and S and its shareholders and acquired all of the capital stock of S and S. In consideration thereof, the Company issued to them an aggregate of nine million restricted shares of Kona Gold Beverage, Inc.’s common stock (the “Acquisition Stock”) of a fair value of $243,000. The Company did not grant them any registration rights in respect of the shares of Acquisition Stock. The Company also agreed to pay an aggregate of $1,050,000 (the “Aggregate Acquisition Payments”), the majority of which is allocated to certain creditors of S and S (including one of the S and S’s legacy shareholders) and approximately $89,249 was allocated and paid to the five S and S legacy shareholders on a pro rata basis. The Company paid approximately $400,000 of the Aggregate Acquisition Payments at the closing of the transaction. The remaining Aggregate Acquisition Payments, including the Remaining Acquisition Payments, are scheduled to be paid in monthly installments, in arrears on the tenth calendar day of each month, commencing on March 10, 2021, at a rate equivalent to $2.00 per case of Lemin Superior Lemonade (the product line of S and S that we have now branded as Ooh La Lemin) that we sell until the Aggregate Acquisition Payments have been paid in full. The balance payable under the obligation was $659,550 at December 31, 2022. During the period ended March 31, 2023, the Company paid $5,147 of the remaining Aggregate Acquisition Payments, leaving an acquisition obligation balance of $654,403 at March 31, 2023

NOTE 10 – LEASE LIABILITIES

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

The Company leases a 10,000 square foot building in Conway, South Carolina. The lease is for a 62-month period that commenced in October 2021 and expires in November 2026. The Company’s monthly rent is approximately $7,261 plus applicable monthly CAM fees (Common Area Maintenance). The monthly base rent increases annually by 1.5 percent. In October 2021, the Company recognized an operating lease right of use (“ROU”) asset and lease liability of $345,649, related to the Conway, South Carolina operating lease utilizing a present value rate of 10%. The Company no longer as of December 31, 2022, occupies this facility. Accordingly, the Company is attempting to sublease this building and the landlord is attempting to relet the building.

Finance Leases

On March 17, 2020, the Company entered into a lease agreement for equipment. The finance lease is for a 62-month term that commenced in April 2020 and expires in March 2025. The agreement includes monthly payments of $676.

During the three months ended March 31, 2023 and 2022, lease costs totaled $54,467 and $49,210, respectively.

Our ROU asset balance was $762,464 as of December 31, 2022. During the three months ended March 31, 2023, the Company recorded amortization of ROU assets of $54,467 related to its leases, resulting in an ROU asset balance of $707,997 as of March 31, 2023.

As of December 31, 2022, lease liabilities totaled $838,882, comprised of finance lease liabilities of $17,824 and operating lease liabilities of $821,058. During the three months ended March 31, 2023, the Company made payments of $1,939 against its finance lease liability and $56,411 against its operating lease liability. At March 31, 2023, lease liabilities totaled $780,532, of which the current portion of lease liabilities was $201,384, leaving a long-term lease liabilities balance of $579,148.

As of March 31, 2023, the weighted average remaining lease terms for operating lease and finance lease are 3.47 years and 2.00 years, respectively. As of March 31, 2023, the weighted average discount rate for operating lease is 10.00% and 2.09% for finance lease.

Future minimum lease payments under the leases are as follows:

Years Ending December 31,	Amount
2023 (remaining)	$203,848
2024	262,715
2025	261,083
2026	198,217
2027 and thereafter	-
Total payments	925,863
Less: Amount representing interest	(145,331)
Present value of net minimum lease payments	780,532
Less: Current portion	(201,384)
Non-current portion	$579,148

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s issued and outstanding preferred stock, par value $0.00001 per share, at March 31, 2023 and December 31, 2022 was 989,000 and 988,000, respectively. The Board, without further stockholder approval, may issue preferred stock in one or more series from time to time and fix or alter the designations, relative rights, priorities, preferences, qualifications, limitations and restrictions of the shares of each series.

Series A Preferred Stock

The Company had authorized 4,000,000 shares of Series A Preferred Stock, par value of $0.00001 per share (the “Series A Preferred Stock”), of which no shares were issued or outstanding at March 31, 2023 and December 31, 2022, respectively. Each share of Series A Preferred Stock, when outstanding, could have been converted into one share of Common Stock.

Series B Preferred Stock

The Company had authorized 1,200,000 shares of Series B Preferred Stock, par value of $0.00001 per share (the “Series B Preferred Stock”), of which 488,000 were issued and outstanding at March 31, 2023 and December 31, 2022, respectively. Each share of Series B Preferred Stock may be converted into one share of Common Stock.

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

At March 31, 2023, 1,000 shares of Series C Preferred Stock were issued and outstanding, and at December 31, 2022, no shares of Series C Preferred Stock were issued and outstanding.

Series D Preferred Stock

The Company had authorized 500,000 shares of Series D Preferred Stock, par value of $0.00001 per share (the “Series D Preferred Stock”), of which 500,000 shares were issued and outstanding at March 31, 2023 and December 31, 2022, respectively. Each share of the Series D Preferred Stock may be converted into 1,000 shares of Common Stock.

Common Stock

On February 13, 2023, the Company increased the authorized number of shares of Common Stock from 2,500,000,000 to 10,500,000,000 shares, par value $0.00001 per share (the “Common Stock”), by filing a Certificate of Amendment to the amended and restated Certificate of Incorporation with the Secretary of State of the State of Delaware. The Company has authorized 10,500,000,000 shares of the Common Stock, of which 2,139,440,557 shares were issued and outstanding at March 31, 2023, and 2,000,276,378 shares were issued and outstanding at December 31, 2022, respectively.

Equity Transactions

During the three months ended March 31, 2023, the Company issued an aggregate of 72,000,000 shares of Common Stock with a fair value of $324,000 upon the conversion of $122,352 of principal, and $35,048 of accrued interest on its secured convertible debentures, at an average price of $0.0022 resulting in a loss on extinguishment of debt of $157,600 (see Note 8).

During the three months ended March 31, 2023, the Company issued an aggregate of 67,164,179 shares of Common Stock on the cashless exercise of warrants.

During the three months ended March 31, 2022, the Company issued an aggregate of 453,078,847 shares of Common Stock with a fair value of $3,189,414 upon the conversion of $1,290,000 of principal, and $40,608 of accrued interest on its secured convertible debentures, at an average price of $0.0030.

During the three months ended March 31, 2022, and in connection with the issuance of a debenture, the Company issued to the lender 25,000,000 shares of the Company’s common stock at a price of $0.004 per share (see Note 8). The fair value of the 25,000,000 shares issued was $135,000 and recorded as a debt discount in the accompanying condensed consolidated balance sheet.

2023 Equity Purchase Agreement

Pursuant to an Equity Purchase Agreement (the “Purchase Agreement”) dated as of March 30, 2023 (the “EPA”), the Company (i) agreed to sell to the same entity with whom we had entered into the Securities Purchase Agreement dated as of March 13, 2023 up to $5,000,000.00 (the “Maximum Commitment Amount”) of shares of our Common Stock (the “Put Shares”) and (ii) granted to that Investor a Common Stock Purchase Warrant (the “Warrant”) that is exercisable for the purchase of up to an aggregate of 56,000,000 shares (the “Warrant Shares”) of our Common Stock.

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

We also granted the Warrant to purchase up to an aggregate of the 56,000,000 Warrant Shares. The Warrant has a five-year term and is immediately exercisable at an exercise price of $0.0045 per share, subject to adjustment and is exercisable by the then-holder on a “cashless” basis. The Warrant contains an adjustment provision that, subject to certain exceptions, reduces the exercise price if we issue shares of Common Stock or common stock equivalents at a price lower than the then-current exercise price of the Warrant. Any stock splits, reverse stock splits, recapitalizations, mergers, combinations and asset sales, stock dividends, and similar events will result in an equitable adjustment of the exercise price of the Warrant and, in certain circumstances, the number of Warrant Shares. The Warrant is subject to an “exercise blocker,” such that the Investor cannot exercise any portion of the Warrant that would result in the Investor and its affiliates holding more than 4.99% of the then-issued and outstanding shares of Common Stock following such exercise (excluding, for purposes of such determination, shares of the Common Stock issuable upon exercise of the Warrant or Put Notice that had not then been exercised, respectively). The fair value of the warrants was determined to be $163,000 and was recorded as a finance cost in the statement of operations.

NOTE 12 – SHARE BASED COMPENSATION

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

The 120,000,000 shares of the Common Stock were issued to Mr. Clark, as follows: (i) on October 28, 2015, the Company issued 30,000,000 of such shares; (ii) on March 2, 2016, the Company issued 40,000,000 of such, and (iii) on Mary 16, 2016, the Company issued 50,000,000 of such shares. On April 19, 2018, (i) 40,000,000 shares were cancelled and returned to the Company, and on July 31, 2019, (ii) an additional 50,000,000 shares were cancelled and returned to the Company. Accordingly, as of December 31, 2019, the Company owed to Mr. Clark an aggregate of 169,999,860 shares to be reissued to him upon his request pursuant to the terms of the oral agreement with him which were valued at $1,386,497 based on their fair value at the date of grant. The amounts are reflected as common stock issuable as of March 31, 2023 and December 31, 2022.

Issuance of Class C Preferred Stock to a related party

On February 16, 2023, we issued 1,000 shares of our Series C Preferred Stock to Robert Clark, CEO and major shareholder. The Company determined the fair value of the shares was $185,000 using a monte carlo valuation method. We issued these shares of common stock pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act as not involving a public offering.

Summary of Warrants

A summary of warrants for the three months ended March 31, 2023 is as follows:

		Weighted
	Number	Average
	of	Exercise
	Warrants	Price
Balance outstanding, December 31, 2022	278,333,333	0.0223
Warrants granted	136,000,000	0.0045
Warrants exercised	(67,164,179)	0.0045
Warrants expired or forfeited	-	-
Balance outstanding, March 31, 2023	347,169,154	$0.0188
Balance exercisable, March 31, 2023	347,169,154	$0.0188

Information relating to outstanding warrants at March 31, 2023, summarized by exercise price, is as follows:

	Outstanding			Exercisable
Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.0045	168,835,821	4.85	$0.0045	168,835,821	$0.0045
$0.03	158,333,333	1.26	$0.03	158,333,333	$0.03
$0.05	20,000,000	0.12	$0.05	20,000,000	$0.05
	347,169,154	2.94	$0.0188	347,169,154	$0.0188

Based on the fair market value of $0.0032 per share on March 31, 2023, there was no intrinsic value attributed to both the outstanding and exercisable warrants at March 31, 2023.

In connection with the issuance of senior convertible secured debentures on March 13, 2023 (see Note 8), the Company granted warrants with a relative fair value of $285,000 to purchase up to an aggregate of 80,000,000 shares of the Common Stock. Each warrant has a five-year term from issuance and is immediately exercisable at an exercise price of $0.0045 per share, subject to adjustment. The relative fair value of these warrants at grant date was $285,000, which was determined using a Black-Scholes-Merton option pricing model with the following assumptions: fair value of our stock price of $0.0044 per share, the expected term of three years, volatility of 257%, dividend rate of 0%, and risk-free interest rate of 3.88%.

In connection with the issuance of 2023 Equity Purchase Agreement on March 30, 2023 (see Note 11), the Company granted warrants to purchase up to an aggregate of 56,000,000 shares of the Common Stock. Each warrant has a five-year term from issuance and is immediately exercisable at an exercise price of $0.0045 per share, subject to adjustment. The fair value of these warrants at grant date was $165,000, which was determined using a Black-Scholes-Merton option pricing model with the following assumptions: fair value of our stock price of $0.0044 per share, the expected term of three years, volatility of 257%, dividend rate of 0%, and risk-free interest rate of 3.88%.

NOTE 13 – SUBSEQUENT EVENTS

April 2023 Security Purchase Agreement

Pursuant to a Securities Purchase Agreement dated as of April 25, 2023 (the “SPA”), the Company, completed a private placement of a Senior Secured Promissory Note (the “Senior Note”) with an initial principal amount of $230,000 and the grant of a common stock purchase Warrant (the “Warrant”) that is exercisable for the purchase of up to an aggregate of 43,600,000 shares (the “Warrant Shares”) of our Common Stock with a third-party investor (the “Investor”). In addition, to secure our obligations to the Investor under the Senior Note, we also entered into a Security Agreement (the “Security Agreement”) with and in favor of the Investor. Our subsidiaries are also parties to the Security Agreement.

The transactions contemplated by the SPA were consummated on April 25, 2023 (the “Issue Date”). Upon the funding, we sold and issued the Senior Note and granted the Warrant. Pursuant to the SPA, the purchase price for the Senior Note was $230,000, less $21,900 in fees, which consisted of an 10% “original issue discount” of $18,400 and $3,500 for the Investor’s legal fees.

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

Further, commencing on May 10, 2023, and continuing on the tenth day of each calendar month thereafter, we are required to redeem an amount equivalent to the sum of $2.00 for each 12-count case of our beverages that we sell in the ordinary course, calculated two months in arrears. Accordingly, the first redemption payment is due and payable on May 10, 2023 for the cases sold during the month of March, 2023. Mandatory redemption payments are based upon revenues recognized by us in accordance with US GAAP for each such month, rather than upon the receipt by us of funds received from sales during a relevant month. However, if we have made a per-case redemption payment to the holder pursuant to the terms of the “Mast Hill Debenture 2”, then, for such month, the mandatory payment under this Senior Note is waived. The above-referenced seven trading days’ prior notice and conversion provisions do not apply to any of the mandatory redemption payments.

We also granted the Warrant to purchase up to an aggregate of the 43,600,000 Warrant Shares. The Warrant has a five-year term and is immediately exercisable at an exercise price of $0.004 per share, subject to adjustment and is exercisable by the then-holder on a “cashless” basis.

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

Cashless Conversion of Secured Convertible Debentures

On April 21, 2023, the Company issued an aggregate of 87,500,000 shares of Common Stock to Mast Hill upon the conversion of $184,896 of principal, and $6,604 of accrued interest at an exercise price of $0.0022. We issued these shares of common stock pursuant to the exception from registration provided by Section 3(a)(9) of the Securities Act, we did not receive any funds resulting from the conversions as we had received funds from Mast Hill Fund from the secured debentures that we sold in July 2022.

Addendum of Advance Agreement

On April 3, 2023, the Company entered into a First Addendum to Standard Merchant Cash Advance Agreement (the “First Addendum”) to amend an Advance Agreement (the “Advance”), dated as of November 2, 2022. The original note was in the principal amount of $250,000. The Agreement is amended and restated in its entirety with which the Company received a lump sum payment of $206,650, less prior outstanding balance of $53,475, and in return, the lender receives a secured right to collect a fix sum of future receipts/revenue of $312,750 to be collected by the Company.

On May 2, 2023, the Company entered into a First Addendum to Standard Merchant Cash Advance Agreement (the “First Addendum”) to amend an Advance Agreement (the “Advance”), dated as of September 30, 2022. The original note was in the principal amount of $340,000. The Agreement is amended and restated in its entirety with which the Company received a lump sum payment of $189,950, less prior outstanding balance of $108,160, and in return, the lender receives a secured right to collect a fix sum of future receipts/revenue of $200,000 to be collected by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the three months ended March 31, 2023 and 2022 should be read in conjunction with the financial statements and related notes and the other financial information that are included elsewhere in this Quarterly Report. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements,” and “Description of Business” sections in this Annual Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Annual Report and other filings with the SEC, reports to our stockholders, and news releases. All statements that express expectations, estimates, forecasts, or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements.

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

Results of Operations

Overview

Our business has grown rapidly since inception in 2015, and we anticipate that our business will continue to grow significantly. In the three months ended March 31, 2023, the Company saw an increase in growth compared to the same period of the prior year period. The Company continues to increase our product variety, commencement of new distribution contracts, and expand our footprint as a national brand.

We derive our revenue from sales of our products to online consumers, to resellers, and to distributors, Product sales to resellers include sales to convenience stores, grocery stores, and smoke and gift shops that complement our current product offering. Product sales to distributors include our Ooh La Lemin lemonade, our energy drinks, and our HighDrate CBD-infused energy waters. We also distribute our products and other companies’ products at retail.

We have experienced and expect to continue to experience substantial growth in our operations as we seek to expand through additional products and acquisitions that complement our current product offerings. We expect that revenue will increase in fiscal year 2023 compared to fiscal year 2022, as the Company anticipates signing more favorable agreements with larger, reputable tier 1 and mid-size distributors, big box stores, and grocery chains. The following is a more detailed discussion of our financial condition and results of operations for the period presented.

Three Months ended March 31, 2023 compared to Three Months ended March 31, 2022

Overview

As reflected in the accompanying financial statements, during the three months ended March 31, 2023, we incurred a net loss of approximately $1.6 million and used cash in operations of approximately $215,544, compared to a net loss of approximately $3.6 million and use of cash in operations of approximately $669,504 for the three months ended March 31, 2022. As of March 31, 2023, we had a stockholders’ deficit of approximately $4.5 million.

The following is a more detailed discussion of our financial condition and results of operations for the period presented, along with prior periods.

Revenue

The following table presents our net revenues, by revenue source, and the period-over-period percentage change, for the period presented:

	Three Months Ended 31,
	2023	2022
Revenue Source	Revenue	Revenue	% Change
Distributors	$221,746	$189,952	17%
Amazon	13,063	35,524	(63)%
Online Sales	5,236	10,971	(52)%
Retail	1,070,283	791,402	35%
Shipping	969	2,382	(59)%
Sales Returns and Allowances	(36,400)	(35,100)	4%
Net Revenues	$1,274,897	$995,131	28%

The following table presents our net revenues by product lines for the period presented:

	Three Months Ended 31,
	2023	2022
Product Line	Revenue	Revenue	% Change
Energy Drinks	$9,624	$62,892	(85)%
CBD Energy Waters	1,867	14,472	(87)%
Lemonade Drinks	228,554	159,018	44%
Apparel	-	65	(100)%
Retail	1,070,283	791,402	35%
Shipping	969	2,382	(59)%
Sales returns and allowance	(36,400)	(35,100)	4%
Net Revenues	$1,274,897	$995,131	28%

During the three months ended March 31, 2023, we reported net revenues of approximately $1.3 million, which is an increase of approximately $279,766, or approximately 28%, compared to net revenues of approximately $995,131 for the three months ended March 31, 2022. An increase of approximately $278,881 of our revenue is attributable to increased retail revenue, while our remaining net revenue decreased in net revenue by approximately $144,247. We attribute the significant increase in retail revenue to obtaining larger retail chains, and attaining a larger percentage of the territory in which the Company distributes. We attribute the slight decrease in remaining net revenue to delays in production of the Company’s rebranded product line. We expect that our remaining net revenue will increase in the remaining fiscal year 2023 compared to fiscal year 2022. Additionally, the Company anticipates signing more favorable agreements with larger, reputable tier 1 and mid-size distributors, big box stores, and grocery chains. In addition, we anticipate that our retail revenue will continue to increase as we broaden our customer base with increased distribution to additional grocery and convenience chains.

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

During the three months ended March 31, 2023, we reported cost of revenues of approximately $986,859, which is an increase of approximately $136,983, or approximately 16%, compared to approximately $849,876 for the three months ended March 31, 2022. This increase is attributed to an increase in sales in both our products and retail distribution in 2023, compared to the prior year period. The cost of revenues increase was smaller than the increase in revenues. This is primarily attributed to decreased costs in obtaining our ingredients for our products, for production of our products, and for shipping our products. We expect that we will continue to see an increased cost of revenues in the remaining fiscal year 2023, primarily due to an anticipated increase in revenues. In addition, as the cost of shipping our products continues to remain elevated, we also anticipate increased costs for obtaining our ingredients for our products, increased costs for production of our products, and increased costs of shipping our products. We continue to seek alternative methods to reduce costs for production and the cost of shipping our products in fiscal year 2023.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses (“SG&A”) expenses consist primarily of professional fees, salaries and wages, advertising, rent, travel expenses, sponsorships, and general office and administrative expenses related to maintaining our facilities. Selling, general and administrative expenses increased in the three months ended March 31, 2023, to approximately $1,273,961 from approximately $939,336, an increase of approximately $334,625 over the same period last year. The increase was driven by increased operating expenses associated with hiring additional sales employees, legal and accounting fees, professional fees, and expired product and partially offset by lower advertising and shipping expenses. We expect that, as we expand our business operations, SG&A expenses will continue to increase.

We expect that as we expand our business operations and continue to incur additional corporate-related expenses associated with our status as a fully registered issuer with the SEC under the Securities Exchange Act of 1934, SG&A expenses will continue to increase.

Other Income and Expenses

Other expense for the three months ended March 31, 2023 was approximately $606,634, as compared to other expense of approximately $2.8 million for the three months ended March 31, 2022. The change was attributable to the decrease in interest expense of approximately $137,304 related to decreased debt levels and debt amortization, the decrease in the change in the fair value of derivative liabilities of approximately $2.8 million, a decrease in the loss on debt extinguishment of approximately $396,636, and was offset with the recording of financing costs of approximately $163,000 in the current period, which did not occur in the prior period.

Net Loss

We incurred a net loss of approximately $1.6 million for the three months ended March 31, 2023, a decrease of approximately $2.0 million compared to the prior year period in which we incurred a net loss of approximately $3.6 million. This net loss is primarily due a slight increase in SG&A expenses and offset by a significant decrease in other expenses, as discussed above.

Liquidity and Capital Resources

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the three months ended March 31, 2023, the Company recorded a net loss of $1,592,557 and used cash in operations of $215,544 and had a stockholders’ deficit of $4,544,952 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. In addition, the Company’s independent registered public accounting firm, in its report on our December 31, 2022 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At March 31, 2023, the Company had cash on hand in the amount of $76,609. Subsequent to Mach 31, 2023, the Company received proceeds of $230,000 on the sale of a senior note. The Company believes it has enough cash to sustain operations through December 31, 2023. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

Notes Payable with Related Parties

Notes payable with related parties consists of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Note payable – related party (a)	$1,352,651	$1,352,651
Note payable – related party (b)	260,000	260,000
Note payable – related party (c)	125,500	125,500
Note payable – related party (d)	46,000	47,500
Total notes payable – related parties	$1,784,151	$1,785,651

(a)	On April 4, 2019, the Company entered into an unsecured Line of Credit Agreement with Robert Clark. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $1,500,000. Advances under this line of credit bear interest at the rate of 3.75 percent per annum. The line of credit matures on April 4, 2024, at which time all outstanding principal amounts and accrued interest are due and payable. At March 31, 2023 and December 31, 2022, outstanding principal was $1,352,651 and $1,352,651, respectively.

(b)	On May 6, 2022, the Company entered into an unsecured Line of Credit Agreement with Robert Clark. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $300,000. Advances under this line of credit bear interest at the rate of 3.75 percent per annum. The line of credit matures on May 6, 2024, at which time all outstanding principal amounts and accrued interest are due and payable. At March 31, 2023 and December 31, 2022, outstanding principal was $260,000 and $260,000, respectively.

(c)	On August 29, 2019, the Company entered into an unsecured Line of Credit Agreement with Robert Clark. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $200,000. Advances under this line of credit bear interest at the rate of 3.75 percent per annum. The line of credit matures on August 29, 2023, at which time all outstanding principal amounts and accrued interest are due and payable. During the period ended March 31, 2023 Mr. Clark made additional advances of $80,000 that were repaid by the end of the period. At March 31, 2023 and December 31, 2022, outstanding principal was $125,500 and $125,500, respectively.

(d)	On February 19, 2019, the Company issued an unsecured Standard Promissory Note in Favor of Robert Clark, as lender, in the original principal amount of $70,000. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The note bears no interest. Principal payments of $500 per month commenced in March 2019, with final payment due in March 2021. On March 15, 2022, the Company issued an Amendment to the original issued Standard Promissory Note in Favor of Robert Clark for the remaining outstanding principal of $58,000. On April 3, 2023, the Company issued an Amendment to the original issued Standard Promissory Note in Favor of Robert Clark for the remaining outstanding principal of $46,000 Principal payment of $500 per month, with final payment due in March 2024. The outstanding principal balance of this note at December 31, 2022 was $47,500. During the three months ended March 31, 2023, the Company made principal payments of $1,500, leaving an outstanding principal balance of $46,000 at March 31, 2023.

At December 31, 2022, accrued interest on notes payable to related parties was $153,959. During the three months ended March 31, 2023, the Company added $15,831 of additional accrued interest, leaving an accrued interest balance on the notes payable to related parties of $169,790 at December 31, 2022. Accrued interest is included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

Notes Payable

Notes payable consists of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Note payable (a)	$25,354	$26,994
Note payable (b)	43,613	44,550
Note payable (c)	40,256	40,103
Note payable (d)	250,000	250,000
Note payable (e)	207,175	626,388
Note payable (f)	85,000	-
Note payable (g)	196,588	-
Total notes payable	847,986	988,035
Less debt discount (e)	(57,234)	(218,481)
Total notes payable, net	790,752	769,554
Notes payable, current portion	(732,753)	(712,499)
Notes payable, net of current portion	$57,999	$57,055

(a)	On August 21, 2021, the Company financed the purchase of a vehicle for $34,763, after making a down payment of $20,000. The loan term is for 60 months, annual interest rate of 5.44%, with monthly principal and interest payments of $665, and secured by the purchased vehicle. At December 31, 2022, the loan balance was $26,994. During the three months ended March 31, 2023, the Company made principal payments of $1,640, leaving a loan balance of $25,354 at March 31, 2023.

(b)	On September 30, 2022, the Company financed the purchase of a vehicle for $46,576, after making a down payment. The loan term is for 60 months, annual interest rate of 9.44%, with monthly principal and interest payments of $980, and secured by the purchased vehicle. At December 31, 2022, the loan balance was $44,550. During the three months ended March 31, 2023, the Company made principal payments of $937, leaving a loan balance of $43,613 at March 31, 2023.

(c)	In April 2021, the Company entered into a Line of Credit Agreement with Wells Fargo Bank. The Line of Credit is personally guaranteed by Robert Clark, the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $42,000. Advances under this line of credit bear interest at the rate of 11.50% per annum. The line of credit matures in 2023, at which time all outstanding principal amounts and accrued interest are due and payable. As of March 31, 2023 and December 31, 2022, the outstanding principal was $40,256 and $40,103, respectively, which was recorded as the current portion of loan payable on the accompanying Consolidated Balance Sheet.

(d)

On March 25, 2022, the Company entered into a secured debenture with an otherwise unaffiliated individual in the principal amount of $250,000 that was due on March 23, 2023. On March 23, 2023, the Company entered into a First Amendment to Secured Debenture (the “First Amendment”) to amend a Secured Debenture (the “Debenture”), dated as of March 25, 2022. The Debenture is amended and restated in its entirety with the following terms (i) maturity date was extended to March 24, 2024; (ii) interest accrues on the outstanding principal at a rate equal to 12% per annum; (iii) monthly payments of principal and interest shall be made in the amount of $22,212, starting April 24, 2023 until the maturity date, at which date the entirety of the balance of principal plus interest is due. The secured debenture is secured by nine identified motor vehicles of the Company. As of March 31, 2023 and December 31, 2022, the outstanding balance of the secured debentures amounted to $250,000.

In connection with the issuance of the original debenture in 2022, the Company issued to the lender 25 million shares of the Company’s common stock at a price of $0.004 per share. The Company determined the fair value of the 25 million shares was $135,000, which was recorded as a debt discount against the secured debenture. At December 31, 2022, the unamortized debt discount was $31,531. During the three months ended March 31, 2023, the Company amortized debt discount of $31,531 to interest expense on the loan, leaving no remaining unamortized debt discount at March 31, 2023.

(e)

On September 30, 2022, November 2, 2022, and December 15, 2022, the Company entered into secured non-interest-bearing advance agreements with unaffiliated third parties for the purchase of future receipts/revenues. Under the agreements, the Company received an aggregate lump sum payment of $561,957, and, in return, the purchaser received a secured right to collect a fix sum of future receipts/revenue of $798,456 to be collected by the Company. In accordance with the agreements, the Company agreed to sell, assign, and transfer to the purchaser of all the Company’s payments, receipts, settlements, and funds paid to or received by or for the account of the Company from time to time on and after the dates of the agreements in payment or settlement of the Company’s existing and future accounts, payment intangibles, credit, debit, and/or stored value card transactions, contract rights, and other entitlements arising from or relating to the payment of monies from the Company’s customers and/or other payors or obligors. Two of the agreements require aggregate weekly payments of $9,019 and the third requires daily payments of $1,291. The Company’s obligations under the agreements are secured by the assets described above, and guaranteed by Robert Clark, the Company’s Chief Executive Officer. As of December 31, 2022, the outstanding balance to be paid amounted to $626,388. During the three months ended March 31, 2023, the Company made payments of $419,213, leaving an aggregate outstanding amount to be paid of $207,175 at March 31, 2023.

Upon execution of the advance and receipt of funds, the Company recorded the difference of $236,499 between the cash collected and the face amount of the obligation as a “note discount” and will amortize the “note discount” as interest expense over the life of the advance. At December 31, 2022, the unamortized “note discount” was $186,950. During the three months ended March 31, 2023, the Company amortized “note discount” of $129,716 to interest expense on the obligation. As of March 31, 2023, the unamortized “note discount” was $57,234.

(f)	On March 9, 2023, the Company entered into a Line of Credit Agreement with American Express National Bank. The Line of Credit is personally guaranteed by Robert Clark, the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $85,000. Advances under this line of credit bear interest at the rate of 19.32% per annum. The line of credit matures on September 9, 2024, at which time all outstanding principal amounts and accrued interest are due and payable. The line of credit requires minimum monthly payments of $5,572. At March 31, 2023, the outstanding principal was $85,000.

(g)	On March 7, 2023, the Company entered into a Line of Credit Agreement with Celtic Bank. The Line of Credit is personally guaranteed by Robert Clark, the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $200,000. Advances under this line of credit bear interest at the rate of 35.90 percent per annum. The line of credit matures on March 7, 2024, at which time all outstanding principal amounts and accrued interest are due and payable. At March 31, 2023, the outstanding principal was $196,588.

At December 31, 2022 on item (d), accrued interest on the notes payable was $1,874. During the three months ended March 31, 2023, the Company added $5,630 of additional accrued interest on item (d), leaving $7,504 of accrued interest balance on the notes payable on item (d) at March 31, 2023. Accrued interest is included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

As of December 31, 2022, the unamortized debt discount was $218,481. During the three months ended March 31, 2023, the Company amortized debt discount of $161,247 to interest expense on the loans. As of March 31, 2023, the unamortized debt discount was $57,234.

Secured Convertible Debentures

Secured debentures that are payable to an otherwise unaffiliated third party consists of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Mast Hill Note 1	472,648	595,000
Mast Hill Note 2	475,000	-
Less debt discount	(318,270)	(183,940)
Secured debentures, net	$629,378	$411,060

Mast Hill

On July 28, 2022, the Company issued a senior secured debenture to an otherwise unaffiliated third-party investor (the “Investor”) in the aggregate of $595,000. The debenture bears interest at a rate of 10% per annum, matures on July 28, 2023, and is convertible into shares of our common stock at a conversion price of $0.0045 per share. If the Company issues subsequent equity instruments at an effective price per share that is lower than the conversion price of $0.0045 per shares, then the conversion price shall be reduced, at the option of the Holder, to a price equal to the Weighted Average Price (as defined), provided, further, that if the conversion price is equal to or less than $0.003, then the conversion price shall be reduced at the option of the Holder to a price equal to the lower price. The senior secured debenture is secured by all of the Company’s assets and the assets of each of its subsidiaries pursuant to the Security Agreement. The security interest granted to the Investor under the Security Agreement was subordinate to the continuing security interest that remains in effect pursuant to the previous grant of a security interest in connection with a then-outstanding debenture to an earlier investor all tangible and intangible assets. In connection with the issuances of the debenture, the Company granted to the Investor warrants to purchase up to 100 million shares of the Company’s common stock, which expire on July 28, 2027. The warrants are exercisable at $0.0045 per share. As a result of these issuances and grants, we incurred the following (a) relative fair value of the warrants granted of $223,000; and (b) original issue discounts of $92,325 of the debentures for a total of $315,325 which was allocated as debt discount. The debt discount is being amortized to interest expense over the term of the corresponding debentures. As of December 31, 2022, the unamortized debt discount was $183,940. During the three months ended March 31, 2023, the Company amortized debt discount of $78,831 to interest expense on the loan. As of March 31, 2023, the unamortized debt discount was $105,109.

As of December 31, 2022 the balance due under the obligation was $595,000. During the three months ended March 31, 2023, the Company converted $157,400 of principal and accrued interest into 72,000,000 shares of common stock with a fair value of $315,000 resulting in a loss on extinguishment of debt of $157,600. As of March 31, 2023, $472,648 was due under the note.

Mast Hill Debenture 2

On March 13, 2023, the Company issued an additional senior secured debenture to the Investor in the aggregate of $475,000. The debenture bears interest at a rate of 16% per annum, matures on March 13, 2024, and is convertible into shares of our common stock at a conversion price of $0.0045 per share.

At our option, we have the right to redeem, in full, the outstanding principal and interest under the debenture prior to its maturity date; provided, that, as of the date of the then-holder’s receipt of the redemption notice, there has not been an Event of Default. We must pay an amount equal to the principal amount being redeemed plus outstanding and accrued interest thereon, as well as a $750 administrative fee (the “Redemption Amount”). We must provide seven Trading Days’ (as such term is defined in the debenture) prior notice to the then-holder of the debenture of our intent to make a redemption. If such notice of redemption is received six months after the Issue Date, the then-holder has the right to convert any or all of such to-be-prepaid amount into shares of our Common Stock in accordance with the conversion provisions of the debenture prior to such redemption.

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

In connection with the issuance of the debenture, the Company granted to the Investor warrants to purchase up to 80 million shares of the Company’s common stock, which expire on March 13, 2028. The warrants are exercisable at $0.0045 per share. As a result of these issuances and grants, we incurred the following (a) relative fair value of the warrants granted of $150,000 and (b) original issue discounts and fees of $74,00 of the debentures for a total of $224,000, which was allocated as debt discount. The debt discount is being amortized to interest expense over the term of the corresponding debenture. During the three months ended March 31, 2023, the Company amortized debt discount of $10,839 to interest expense on the loan. As of March 31, 2023, the unamortized debt discount was $213,161.

As of March 31, 2023, no shares of common stock were potentially issuable under the conversion terms of the outstanding debentures.

At December 31, 2022, accrued interest on the convertible notes payable was $25,756. During the three months ended March 31, 2023, the Company added $19,214 of additional accrued interest, and converted $37,466 of accrued interest, leaving an accrued interest balance on the convertible notes payable of $7,504 at March 31, 2023. Accrued interest is included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

As of December 31, 2022, the unamortized debt discount was $183,940. During the three months ended March 31, 2023, the Company added $224,000 related to the issuance of secured debentures, and amortized debt discount of $89,670 to interest expense on the loans. As of March 31, 2023, the unamortized debt discount was $318,270.

Cash Flows

In summary, our use of cash has been as follows:

For the Three Months Ended March 31, 2023
Net cash used in operating activities	$(215,544)
Net cash used in investing activities	$-
Net cash provided by financing activities	$252,365

Operating Activities

Cash provided by or used in operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, changes in allowance for doubtful accounts, loss on extinguishment of debt, and the change in the fair value of our derivative liabilities, and the effect of changes in working capital and other activities. Cash used in operating activities for the three months ended March 31, 2023 was approximately $215,544 and consisted of a net loss of approximately $1.6 million, adjustments for non-cash items, depreciation, amortization, loss on extinguishment of debt, loss on the change in fair value of derivative liabilities, which in the aggregate total approximately $869,179, and approximately $507,834 used in working capital and other activities.

Investing Activities

Cash used in investing activities for three months ended March 31, 2023 was nil and for the three months ended was approximately $21,131 and was attributable to capital expenditures.

Financing Activities

Cash provided by financing activities for three months ended March 31, 2023 was approximately $252,365 and was comprised of proceeds from a notes payable of $284,595 and proceeds from convertible debentures payable of $401,000, offset by payments on our line of credit to related party of $1,500, payments of our acquisition obligations of $5,147, payment of our note payable of $424,644, and payment of finance lease obligations of $1,939.

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

The accounting policies that we follow are set forth in Note 2, Summary of Significant Accounting Policies, of our consolidated financial statements for the quarter ended March 31, 2023. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the consolidated financial statements.

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

Stock-Based Compensation

FASB’s ASC Topic 718, Stock Compensation (formerly, FASB Statement 123R), prescribes accounting and reporting standards for all stock-based payment transactions in which employee and non-employee services are acquired. We measure the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Fair value for restricted stock awards is valued using the closing price of our Common Stock on the date of grant. For our three months ending March 31, 2023 and 2022, we recognized no stock-based compensation expense. See Note 12, Share-Based Compensation, of our consolidated financial statements for the three months ended March 31, 2023, for an additional description of our stock-based compensation that had a material effect on our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies to our consolidated financial statements for the period ended March 31, 2023 for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure control and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, the period covered in this Report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed with or incorporated by reference into this Quarterly Report.

3.1	Amended and Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.2	Amended and Restated By-Laws is incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.3	Certificate of Designation of the Preferences, Rights, and Limitations of the Series B Preferred Stock is incorporated herein by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.4	Certificate of Designation of the Preferences, Rights, and Limitations of the Series C Preferred Stock is incorporated herein by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.5	Certificate of Designation of the Preferences, Rights, and Limitations of the Series D Preferred Stock is incorporated herein by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

3.6	Certificate of Amendment to Amendment and Restated Certificate of Incorporation, is incorporated herein by reference to Exhibit 3.6 of Amendment No. 1 to the Company Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

3.7	Certificate of Amendment to the amended and restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.7 of the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2023.

3.8	Certificate of Amendment to the amended and restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.8 of the Company’s Current Report on Form 8-K, filed with the SEC on February 17, 2023.

4.1	Form of Debenture is incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

4.2	Warrant is incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

4.3	Form of Stand-alone Debenture is incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 (File No.333-239883), filed with the SEC on December 14, 2020.

4.4	Form of Secured Convertible Debenture of the registrant sold and issued to YAII PN, Ltd., on February 11, 2021 is incorporated herein by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

4.4a	Form of Secured Convertible Debenture of the registrant sold and issued to YAII PN, Ltd., on February 11, 2021 is incorporated herein by reference to Exhibit 4.4a of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 15, 2021.

4.5	Form of Warrant of the registrant granted to YAII PN, Ltd., on February 11, 2021 is incorporated herein by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.
4.6	Form of Secured Convertible Debenture of the registrant sold and issued to YAII PN, Ltd., effective August 23, 2021 is incorporated herein by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

4.7	Form of Warrant of the registrant granted to YAII PN, Ltd., effective August 23, 2021 is incorporated here8in by reference to Exhibit 4.7 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

4.8	Form of Secured Convertible Debenture of the registrant sold and issued to YAII PN, Ltd., effective May 4, 2022 is incorporated herein by reference to Exhibit 4.8 of the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2022.

4.9	Form of Warrant of the registrant granted to YAII PN, Ltd., effective May 4, 2022 is incorporated herein by reference to Exhibit 4.9 of the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2022.

4.10	Form of Secured Convertible Senior Note of the registrant sold and issued to Mast Hill Fund, L.P., dated July 28, 2022 is incorporated herein by reference to Exhibit 4.10 of the Company’s Current Report on Form 8-K, filed with the SEC on August 3, 2022.

4.11	Form of Warrant of the registrant granted to Mast Hill Fund, L.P., dated July 28, 2022 is incorporated herein by reference to Exhibit 4.11 of the Company’s Current Report on Form 8-K, filed with the SEC on August 3, 2022.

4.12	Form of Secured Convertible Senior Note of the registrant sold and issued to Mast Hill Fund, L.P., for a transaction that closed and funded on March 15, 2023 is incorporated herein by reference to Exhibit 4.12 of the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2023.

4.13	Form of Warrant of the registrant granted to Mast Hill Fund, L.P., for a transaction that closed and funded on March 15, 2023 is incorporated herein by reference to Exhibit 4.13 of the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2023.

4.14	Form of Warrant of the registrant granted to Mast Hill Fund L.P., dated March 30, 2023 is incorporated herein by reference to Exhibit 4.14 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2023.

4.15	Form of Secured Convertible Senior Note of the registrant sold and issued to Mast Hill Fund, L.P., for a transaction that closed and funded on April 28, 2023 is incorporated herein by reference to Exhibit 4.15 of the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2023.

4.16	Form of Warrant of the registrant granted to Mast Hill Fund, L.P., for a transaction that closed and funded on April 28, 2023 is incorporated herein by reference to Exhibit 4.16 of the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2023.

10.1	Securities Purchase Agreement by and between the Company and YAII PN, Ltd., dated May 14, 2020 is incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.2	Registration Rights Agreement by and between the Company and YAII PN, Ltd., dated May 14, 2020 is incorporated herein by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.3	Independent Contractor Agreement by and between Kona Gold LLC and OPTN Companies Inc., dated April 15, 2020 is incorporated herein by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.4	Board of Directors Offer Letter between the Company and Matthew Crystal, dated July 24, 2018 is incorporated herein by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.5	Board of Directors Offer Letter between the Company and William Jeffrey Outlaw, dated September 3, 2019 is incorporated herein by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.6	Form of Distribution Agreement is incorporated herein by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.
10.7	Membership Interest Purchase Agreement by and among Elev8 Hemp LLC, PLAD, Inc., and the Company, dated October 10, 2016, is incorporated herein by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.8	Securities Exchange and Settlement Agreement by and between Elev8 Brands, Inc., and the Company, dated March 6, 2018, is incorporated herein by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.9	Securities Exchange and Settlement Agreement by and between Elev8 Brands, Inc., and the Company, dated November 26, 2019 is incorporated herein by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.10	Employment Agreement by and between Christopher Selinger and the Company, dated September 1, 2018 is incorporated herein by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.11	Lease Agreement by and between Kona Gold, LLC and Hay Investment Properties, Inc., dated June 1, 2018 is incorporated herein by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.12	Triple Net Lease Agreement by and between Gold Leaf Distribution, LLC and 3090 S. Hwy 14, LLC, dated May 22, 2019 is incorporated herein by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.13	Lease Modification Agreement by and between Gold Leaf Distribution, LLC and 3090 S. Hwy 14, LLC, dated April 21, 2020 is incorporated herein by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.14	Line of Credit Agreement by and between Robert Clark and Gold Leaf Distribution, LLC, dated August 29, 2019 is incorporated herein by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.15	Line of Credit Agreement by and between Robert Clark and Kona Gold, LLC, dated April 4, 2019 is incorporated herein by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.16	Line of Credit Agreement by and between Matthew Nicoletti and Kona Gold, LLC, dated May 5, 2018 is incorporated herein by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.17	Standard Promissory Note issued by Gold Leaf Distribution in favor of Robert Clark, dated February 19, 2019 is incorporated herein by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.18	Standard Promissory Note issued by Kona Gold, LLC in favor of Robert Clark, dated January 15, 2019 is incorporated herein by reference to Exhibit 10.18 of Amendment No. 1 to the Company Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.19	Employment Agreement by and between the Company and Robert Clark, dated August 12, 2015 is incorporated herein by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.20	Employment Agreement by and between the Company and Lori Radcliffe, dated October 8, 2019 is incorporated herein by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.
10.20a	Employment Agreement Amendment by and between the Company and Lori Radcliffe, dated September 14, 2021 is incorporated herein by reference to Exhibit 10.20a of the Company’s Registration Statement on Form S-1, filed with the SEC on September 22, 2021.

10.21	Amendment to Employment Agreement by and between the Company and Robert Clark, dated December 1, 2016 is incorporated herein by reference to Exhibit 10.21 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.22	Agreement by and between the Company and Ryan Dodd, dated May 1, 2019 is incorporated herein by reference to Exhibit 10.22 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.23	Amendment to Employment Agreement by and between Christopher Selinger and Kona Gold Solutions, Inc., dated May 1, 2020 is incorporated herein by reference to Exhibit 10.23of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.24	Amendment to Employment Agreement by and between Christopher Selinger and the Company, dated January 1, 2019 is incorporated herein by reference to Exhibit 10.24 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.25	Security Agreement by and between the Company and YAII PN, Ltd., dated May 14, 2020 is incorporated herein by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.26	Line of Credit and Security Agreement Modification Agreement by and between Kona Gold LLC and Robert Clark, dated April 1, 2020 is incorporated herein by reference to Exhibit 10.26 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.27	Line of Credit and Security Agreement Modification Agreement by and between Gold Leaf Distribution LLC and Robert Clark, dated April 1, 2020 is incorporated herein by reference to Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on July 16, 2020.

10.28	Terms of Oral Agreement between the Company and Robert Clark is incorporated herein by reference to Exhibit 10.28 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.29	Waiver Agreement by and between the Company and YAII PN, Ltd., dated October 14, 2020, is incorporated herein by reference to Exhibit 10.29 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.30	Paycheck Protection Promissory Note issued in favor of Wells Fargo Bank, N.A. dated May 4, 2020, is incorporated herein by reference to Exhibit 10.30 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.31	Paycheck Protection Promissory Note issued in favor of Wells Fargo Bank, N.A. dated May 4, 2020, is incorporated herein by reference to Exhibit 10.31 of Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on October 26, 2020.

10.32	Securities Purchase Agreement by and between the Company and YAII PN, Ltd., dated November 30, 2020, is incorporated herein by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (File No.: 333-239883), filed with the SEC on December 14, 2020.

10.33	Form of Securities Purchase Agreement between the registrant and YAII PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.28 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.34	Form of Registration Rights Agreement by and between the registrant and YAII PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.29 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.35	Form of Amended and Restated Security Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.30 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.36	Form of Intellectual Property Security Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.31 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.37	Form of Amended and Restated Global Guaranty Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed on February 11, 2021 is incorporated herein by reference to Exhibit 10.32 of the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2021.

10.38	Form of Securities Purchase Agreement between the registrant and YAII PN, Ltd., for a transaction that closed and funded on August 23, 2021 is incorporated herein by reference to Exhibit 10.38 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

10.39	Form of Registration Rights Agreement by and between the registrant and YAII PN, Ltd., for a transaction that closed and funded on August 23, 2021 is incorporated herein by reference to Exhibit 10.39 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

10.40	Form of Second Amended and Restated Security Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed and funded on August 23, 2021 is incorporated herein by reference to Exhibit 10.40 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

10.41	Form of Intellectual Property Security Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed and funded on August 23, 2021 is incorporated herein by reference to Exhibit 10.41 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

10.42	Form of Second Amended and Restated Global Guaranty Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed and funded on August 23, 2021 is incorporated herein by reference to Exhibit 10.42 of the Company’s Current Report on Form 8-K, filed with the SEC on August 23, 2021.

10.43	Agreement of Lease by and between Gold Leaf Distribution, LLC and RFMD-SC, LLC, dated August 30, 2021 is incorporated herein by reference to Exhibit 10.43 of the Company’s Registration Statement on Form S-1, filed with the SEC on September 22, 2021.

10.44	Form of Securities Purchase Agreement between the registrant and YAII PN, Ltd., for a transaction that closed and funded on May 4, 2022 is incorporated herein by reference to Exhibit 10.44 of the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2022.

10.45	Form of Security Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed and funded on May 4, 2022 is incorporated herein by reference to Exhibit 10.45 of the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2022.

10.46	Form of Intellectual Property Security Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed and funded on May 4, 2022 is incorporated herein by reference to Exhibit 10.46 of the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2022.

10.47	Form of Global Guaranty Agreement of the registrant and its subsidiaries in favor of YAII PN, Ltd., for a transaction that closed and funded on May 4, 2022 is incorporated herein by reference to Exhibit 10.47 of the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2022.

10.48	Form of Securities Purchase Agreement between the registrant and Mast Hill Fund, L.P., for a transaction that closed and funded on July 29, 2022 is incorporated herein by reference to Exhibit 10.48 of the Company’s Current Report on Form 8-K, filed with the SEC on August 3, 2022.

10.49	Form of Security Agreement of the registrant and its subsidiaries in favor of Mast Hill Fund, L.P., for a transaction that closed and funded on July 29, 2022 is incorporated herein by reference to Exhibit 10.49 of the Company’s Current Report on Form 8-K, filed with the SEC on August 3, 2022.

10.50	Revenue Purchase Agreement between the registrant and NewCo Capital Group VI, LLC, effective as of September 30, 2022 is incorporated herein by reference to Exhibit 10.50 of the Company’s Amended Registration Statement on Form S-1 (File No.: 333-267199), filed with the SEC on October 14, 2022.

10.51	Revenue Purchase Agreement between the registrant and Cobalt Funding Solutions effective as of November 2, 2022 is incorporated herein by reference to Exhibit 10.51 of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022, filed with the SEC on November 14, 2022.

10.52	Equity Purchase Agreement between the registrant and Mast Hill Funds L.P., dated as of March 30, 2023 is incorporated herein by reference to Exhibit 10.52 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2023.

10.53	Registration Rights Agreement between the registrant and Mast Hill Funds L.P., dated as of March 30, 2023 is incorporated herein by reference to Exhibit 10.53 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2023.

10.54	Form of Securities Purchase Agreement between the registrant and Mast Hill Fund, L.P., for a transaction that closed and funded on March 15, 2023 is incorporated herein by reference to Exhibit 10.52 of the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2023.

10.55	Form of Security Agreement of the registrant and its subsidiaries in favor of Mast Hill Fund, L.P., for a transaction that closed and funded on March 15, 2023 is incorporated herein by reference to Exhibit 10.53 of the Company’s Current Report on Form 8-K, filed with the SEC on March 21, 2023.

10.56	Form of Securities Purchase Agreement between the registrant and Mast Hill Fund, L.P., for a transaction that closed and funded on April 28, 2023 is incorporated herein by reference to Exhibit 10.56 of the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2023.

10.57	Form of Security Agreement of the registrant and its subsidiaries in favor of Mast Hill Fund, L.P., for a transaction that closed and funded on April 28, 2023 is incorporated herein by reference to Exhibit 10.57 of the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2023.

21.1	List of subsidiaries of the registrant is incorporated herein by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K, filed with the SEC on April 15, 2021.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KONA GOLD BEVERAGE, INC.

May 15, 2023	By:	/s/ Robert Clark
Robert Clark Chief Executive Officer

May 15, 2023	By:	/s/ Lori Radcliffe
Lori Radcliffe Chief Financial Officer

