Form 10-Q
period 2023-06-30
KONA GOLD BEVERAGE, INC.
filed 2023-08-21
CIK 1802546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of August 21, 2023 was 2,294,940,557.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KONA GOLD BEVERAGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$97,158	$39,788
Accounts receivable, net of allowance for doubtful accounts of $135,713 and $145,579, respectively	24,245	79,529
Inventory, net of reserve for obsolescence of $80,000, respectively	551,758	859,179
Other current assets	-	45,262
Total current assets	673,161	1,023,758

NON-CURRENT ASSETS
Property, plant and equipment, net	306,078	348,064
Right-of-use asset, net	464,408	762,464
Intangible property, net	61,324	66,201
Deposits	7,100	15,125
Total assets	$1,512,071	$2,215,612

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,643,459	$1,379,227
Accrued compensation	219,583	137,083
Notes payable, net of discount of $160,572 and $218,481, respectively, current	1,089,691	712,499
Notes payable - related parties, current	1,872,651	1,785,651
Acquisition obligations, current	656,330	659,550
Lease liabilities, current	187,589	209,685
Convertible debt, net of discount of $269,114 and $183,940, respectively	688,962	411,060
Total current liabilities	6,358,265	5,294,755

NON-CURRENT LIABILITIES
Notes payable, net of current	58,014	57,055
Lease liabilities, net of current	332,622	629,197
Total liabilities	6,748,901	5,981,007

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred Stock, $.00001 par value, 5,702,000 shares authorized, 989,000 and 988,000 issued and outstanding, respectively	10	10
Common Stock, $.00001 par value, 10,500,000,000 authorized, 2,294,940,557 and 2,000,276,378, issued and outstanding, respectively	22,949	20,003
Common stock issuable (169,998,860 shares)	1,386,489	1,386,497
Additional paid-in capital	20,094,053	18,441,303
Accumulated deficit	(26,740,331)	(23,613,208)
Total stockholders’ deficit	(5,236,830)	(3,765,395)
Total liabilities and stockholders’ deficit	$1,512,071	$2,215,612

See notes to condensed consolidated financial statements.

KONA GOLD BEVERAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES, NET	$929,519	$1,173,398	$2,204,416	$2,168,529
COST OF REVENUES	742,687	885,517	1,729,546	1,735,393
Gross profit	186,832	287,881	474,870	433,136

OPERATING EXPENSES
Selling, general and administrative expenses	927,718	1,031,515	2,201,679	1,970,851
LOSS FROM OPERATIONS	(740,886)	(743,634)	(1,726,809)	(1,537,715)
OTHER INCOME (EXPENSE)
Interest expense	(309,371)	(156,459)	(602,962)	(587,354)
Financing costs	(126,000)	(286,000)	(289,000)	(286,000)
Change in the fair value of derivative liability	-	122,000	-	(1,671,000)
Gain (loss) on extinguishment of debt	(363,346)	(326,230)	(513,520)	(873,040)
Other income (expense)	5,037	1,798	5,168	5,022
NET LOSS	$(1,534,566)	$(1,388,525)	$(3,127,123)	$(4,950,087)

NET LOSS PER COMMON SHARES:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic and diluted	2,231,011,986	1,560,391,543	2,156,953,058	$1,560,391,543

See notes to condensed consolidated financial statements.

KONA GOLD BEVERAGE, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended June 30, 2023

(Unaudited)

	Common Stock		Preferred Stock		Common Shares		Additional		Total
	$.00001 Par		$.00001 Par		Issuable		Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance March 31, 2023	2,139,440,557	$21,394	989,000	$10	169,998,860	$1,386,489	$19,252,920	$(25,205,765)	$(4,544,952)
Common stock issued for conversion of convertible debt and accrued interest	127,500,000	1,275					572,475		573,750
Common stock issued for financing costs (LOC)	28,000,000	280					125,720		126,000
Warrants related to convertible notes							137,669		137,669
Warrants related to services rendered							5,269		5,269

Net loss								(1,534,566)	(1,534,566)
Balance June 30, 2023 (Unaudited)	2,294,940,557	$22,949	989,000	$10	169,998,860	$1,386,489	$20,094,053	$(26,740,331)	$(5,236,830)

For the Six Months Ended June 30, 2023

(Unaudited)

	Common Stock		Preferred Stock		Common Shares		Additional		Total
	$.00001 Par		$.00001 Par		Issuable		Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance December 31, 2022	2,000,276,378	$20,003	988,000	$10	169,999,860	$1,386,497	$18,441,303	$(23,613,208)	$(3,765,395)
Common stock issued for conversion of convertible debt and accrued interest	199,500,000	1,995					886,755		888,750
Common stock issued for financing costs (LOC)	28,000,000	280					125,720		126,000
Warrants related to convertible notes							287,670		287,670
Warrants issued for financing costs (ELOC)							163,000		163,000
Common stock issued upon cashless exercise of warrants	67,164,179	671					(671)		-
Preferred stock issued to a related party for common stock issuable			1,000	-	(1000)	(8)	185,008		185,000
Warrants related to services rendered							5,269		5,269
Net loss								(3,127,123)	(3,127,123)
Balance June 30, 2023 (Unaudited)	2,294,940,557	$22,949	989,000	$10	169,998,860	$1,386,489	$20,094,053	$(26,740,331)	$(5,236,830)

For the Three Months Ended June 30, 2022

(Unaudited)

	Common Stock		Preferred Stock		Common Shares		Additional		Total
	$.00001 Par		$.00001 Par		Issuable		Paid-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
March 31, 2022	1,482,788,393	$14,828	988,000	$10	170,000,000	$1,386,497	$14,098,394	$(19,861,735)	$(4,362,006)

Common stock issued for conversion of convertible debt and accrued interest	225,334,552	2,253					2,667,498		2,669,751

Common stock issued with employment agreement	1,000,000	10					8,490		8,500

Warrants related to convertible notes							81,000		81,000

Net loss								(1,388,525)	(1,388,525)

Balance June 30, 2022 (Unaudited)	1,709,122,945	$17,091	988,000	$10	170,000,000	$1,386,497	$16,855,382	$(21,250,260)	$(2,991,280)

For the Six Months Ended June 30, 2022

(Unaudited)

	Common Stock		Preferred Stock		Common Shares		Additional		Total
	$.00001 Par		$.00001 Par		Issuable		Paid-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance December 31, 2021	1,004,709,546	$10,047	988,000	$10	170,000,000	$1,386,497	$10,778,761	$(16,300,173)	$(4,124,858)

Common stock issued for conversion of convertible debt and accrued interest	678,413,399	6,784					5,852,381		5,859,165

Common stock issued with note payable recorded as debt discount	25,000,000	250					134,750		135,000

Common stock issued with employment agreement	1,000,000	10					8,490		8,500

Warrants related to convertible notes							81,000		81,000

Net loss								(4,950,087)	(4,950,087)

Balance June 30, 2022 (Unaudited)	1,709,122,945	$17,091	988,000	$10	170,000,000	$1,386,497	$16,855,382	$(21,250,260)	$(2,991,280)

See notes to condensed consolidated financial statements.

KONA GOLD BEVERAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
	(Unaudited)	(Unaudited)
CASH USED IN OPERATING ACTIVITIES:
Net loss	$(3,127,123)		$(4,950,087)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	45,951		44,250
Change in allowance for doubtful accounts	(9,866)		35
Change in inventory reserves	-		-
Right-of-use asset amortization	49,786		96,219
Amortization of debt discount	509,642		480,763
Amortization of intangible assets	4,877		4,877
Preferred stock issued for common stock issuable	185,000		-
Fair value of warrants issued for financing costs	289,000		286,000
Fair value of warrants issued for services	5,269		-
Loss on sale of property and equipment	(3,965)		-
Loss on extinguishment of debt	498,207		873,040
Loss on termination of operating lease	9,601		-
Gain on change in fair value of derivative liabilities	-		1,671,000
Common stock issued for compensation	-		8,500
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	65,150		(8,985)
Decrease (increase) in inventory	307,422		(615,102)
Decrease (increase) in prepaids	-		278,707
Decrease (increase) in other current assets	45,262		(29,461)
Decrease (increase) in deposits	1,775		-
Increase (decrease) in accounts payable and accrued expenses	511,860		450,365
Increase (decrease) in accrued compensation	82,500		(110,000)
Increase (decrease) in lease liability	(55,608)		(99,476)
Net cash used in operating activities	(585,260)		(1,619,355)

CASH USED IN INVESTING ACTIVITIES:
Purchase of purchase property, plant and equipment	-		(24,168)
Net cash used in investing activities	-		(24,168)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from note payable - related party	99,000		200,000
Repayment of note payable - related party	(12,000)		(3,000)
Changes in acquisition obligations	(3,220)		(8,586)
Principal repayments of finance lease obligation	(1,939)		(3,798)
Proceeds from notes payable, net of expenses	783,365		289,389
Repayment of notes payable	(928,108)		(3,119)
Proceeds from convertible debentures payable, net of expenses	705,532		475,000
Net cash provided by financing activities	642,630		945,886
Net cash increase (decrease) for period	57,370		(697,637)
Cash at beginning of period	39,788		703,825
Cash at end of period	$97,158		$6,188

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-		$-
Cash paid for interest	$11,039		$256

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Recording of right of use asset and lease liability	$-		$135,000
Termination of right of use asset	$248,270		$-
Termination of operating lease liability	$261,125		$-
Note payable issued on termination of lease liability	$16,206	$
Vendor line of credit reclassified to notes payable	$247,629	$
Common shares issued on conversion of debentures and accrued interest	$888,750		$5,859,165
Fair value of warrants issued upon issuance of convertible notes	$287,669		$-
Derivative liability recorded on issuance of convertible note	$-		$680,000

See notes to condensed consolidated financial statements.

KONA GOLD BEVERAGE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2023 and 2022

NOTE 1 – OPERATIONS AND GOING CONCERN

The Company was formerly known as Kona Gold Solutions, Inc., and in October 2020, changed its name to Kona Gold Beverage, Inc., a Delaware corporation (“Kona Gold,” the “Company,” “we,” “us,” or “our”). As of June 30, 2023, the Company has three wholly-owned subsidiaries: Kona Gold LLC, a Delaware limited liability company (“Kona”), HighDrate LLC, a Florida limited liability company (“HighDrate”), and Gold Leaf Distribution LLC, a Florida limited liability company (“Gold Leaf”). Kona focuses on the development and marketing of functional and better-for-you beverages: Ooh La Lemin Lemonades that are available in a variety of sparkling and non-sparkling flavors and Kona Gold Energy Drinks that are low-to-zero calorie functional beverages that are high in B vitamins, amino acids, and omegas. HighDrate focuses on the development and marketing of CBD-infused energy waters geared to the fitness and wellness markets. Gold Leaf focuses on the distribution of premium beverages and snacks in key markets, all of which complement our current product offerings.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, in the six months ended June 30, 2023, the Company recorded a net loss of $3,127,123 and used cash in operations of $585,260 and had a stockholders’ deficit of $5,236,830 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. In addition, the Company’s independent registered public accounting firm, in its report on our December 31, 2022 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At June 30, 2023, the Company had cash on hand in the amount of $97,158. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

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

The allowance for accounts receivable is established through a provision reducing the carrying value of receivables. At June 30, 2023 and December 31, 2022, the allowance was $135,713 and $145,579, respectively.

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

Sales are made to customers under terms allowing certain limited rights of return. The Company records an allowance for returns for each quarter for 3% of total sales. The Company recorded an allowance for sales return at the three months ending June 30, 2023 and 2022 of approximately $36,400 and $35,100, respectively, which is netted against revenue in the accompanying Consolidated Statements of Loss.

The following table presents our net revenues, by revenue source, and the period-over-period percentage change, for the period presented:

	Three Months Ended June 30,
	2023	2022
Revenue Source	Revenue	Revenue	% Change
Distributors	$119,143	$219,790	(46)%
Amazon	11,855	44,565	(73)%
Online Sales	5,019	13,709	(63)%
Retail	820,613	927,614	(12)%
Shipping	989	4,420	(78)%
Sales Returns and Allowances	(28,100)	(36,700)	(23)%
Net Revenues	$929,519	$1,173,398	(21)%

	Six Months Ended June 30,
	2023	2022
Revenue Source	Revenue	Revenue	% Change
Distributors	$315,090	$413,107	(24)%
Amazon	24,918	80,089	(69)%
Online Sales	10,254	22,316	(54)%
Retail	1,916,696	1,719,015	11%
Shipping	1,958	5,802	(66)%
Sales Returns and Allowances	(64,500)	(71,800)	(10)%
Net Revenues	$2,204,416	$2,168,529	2%

The following table presents our net revenues by product lines for the period presented:

	Three Months June 30,
	2023	2022
Product Line	Revenue	Revenue	% Change
Energy Drinks	$3,700	$50,792	(93)%
CBD Energy Waters	18,738	17,249	9%
Lemonade Drinks	113,579	209,976	(46)%
Apparel	-	47	(100)%
Retail	820,613	927,614	(12)%
Shipping	989	4,420	(78)%
Sales returns and allowance	(28,100)	(36,700)	(23)%
Net Revenues	$929,519	$1,173,398	(21)%

	Six Months June 30,
	2023	2022
Product Line	Revenue	Revenue	% Change
Energy Drinks	$12,356	$118,574	(90)%
CBD Energy Waters	21,431	41,588	(48)%
Lemonade Drinks	316,475	354,238	(11)%
Apparel	-	112	(100)%
Retail	1,916,696	1,719,015	11%
Shipping	1,958	5,802	(66)%
Sales returns and allowance	(64,500)	(71,800)	(10)%
Net Revenues	$2,204,416	$2,168,529	2%

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expense. Advertising costs aggregated $52,472 and $105,956 for six months ending June 30, 2023 and 2022, respectively.

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

For the six months ending June 30, 2023 and 2022, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	June 30, 2023	June 30, 2022
Warrants	394,575,211	178,333,333
Common stock equivalent of Series B Convertible Preferred Stock	488,000	488,000
Common stock equivalent of Series C Convertible Preferred Stock	1,000	-
Common stock equivalent of Series D Convertible Preferred Stock	500,000,000	500,000,000
Common stock issuable	169,998,860	170,000,000
Restricted common stock	9,600,000	-
Common stock on convertible debentures and accrued interest	528,932,727	161,028,567
Total	1,603,595,798	511,028,567

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

Gross sales. During the three and six months ended June 30, 2023 and 2022, no customers accounted for more than 10% of gross sales.

Accounts receivable. As of June 30, 2023, the Company had accounts receivable from four customers that comprised 21%, 21%, 15% and 10%, respectively, of its gross accounts receivable. As of December 31, 2022, the Company had accounts receivable from two customers that comprised 27% and 20%, respectively, of its gross accounts receivable.

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

Purchases from vendors. During the three months ended June 30, 2023, the Company’s largest two vendors accounted for approximately 26% and 27% of all purchases, respectively. During the year ended December 31, 2022, the Company’s largest one vendor accounted for approximately 34% of all purchases, respectively.

Accounts payable. As of June 30, 2023, two vendors accounted for more than 10% the total accounts payable. The Company’s largest two vendors accounted for 25%, and 18% of the total accounts payable, respectively. As of December 31, 2022, two vendors accounted for more than 10% the total accounts payable. The Company’s largest two vendors accounted for 31%, and 18% of the total accounts payable, respectively.

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

NOTE 3 – INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value, and net of reserves is comprised of the following:

	June 30, 2023	December 31, 2022
Raw materials	$158,390	$198,605
Finished goods, net	393,368	660,574
Total	$551,758	$859,179

At June 30, 2023 and December 31, 2022, inventory presented above is net of a reserve for slow moving and potentially obsolete inventory of $80,000, respectively.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property and equipment is comprised of the following:

	June 30, 2023	December 31, 2022
Furniture and Fixtures	$78,944	$78,134
Computers and Software	36,667	36,667
Machinery & Equipment	121,158	118,003
Vehicles	310,348	310,348
Total cost	547,117	543,152
Accumulated depreciation	(241,039)	(195,088)
Property, plant and equipment, net	$306,078	$348,064

Depreciation for the six months ended June 30, 2023 and 2022, was $45,951 and $44,250 respectively, and is included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Loss.

NOTE 5 – INTANGIBLE ASSETS

Intangible asset consisted of the following:

	June 30, 2023	December 31, 2022
Intangible Assets
Trademarks	$85,340	$85,340
Website development	12,200	12,200
Accumulated amortization	(36,216)	(31,339)
Total Intangible Assets, net of amortization	$61,324	$66,201

During the six months ended June 30, 2023 and 2022, the Company recorded amortization expense of $4,877, respectively. The following table summarizes the amortization expense to be recorded in future periods for intangible assets that are subject to amortization:

Year Ending	Amortization
2023 (remaining)	$4,877
2024	9,754
2025	9,754
2026	9,754
2027	9,754
Thereafter	17,431
Total	$61,324

NOTE 6 – NOTES PAYABLE – RELATED PARTIES

Notes payable with related parties consists of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Note payable – related party (a)	$1,352,651	$1,352,651
Note payable – related party (b)	350,000	260,000
Note payable – related party (c)	125,500	125,500
Note payable – related party (d)	44,500	47,500
Total notes payable – related parties	$1,872,651	$1,785,651

(a)	On April 4, 2019, the Company entered into an unsecured Line of Credit Agreement with Robert Clark. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $1,500,000. Advances under this line of credit bear interest at the rate of 3.75 percent per annum. The line of credit matures on April 4, 2024, at which time all outstanding principal amounts and accrued interest are due and payable. At June 30, 2023 and December 31, 2022, outstanding principal was $1,352,651 and $1,352,651, respectively.

(b)	On May 6, 2022, the Company entered into an unsecured Line of Credit Agreement with Robert Clark. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $300,000. Advances under this line of credit bear interest at the rate of 3.75 percent per annum. The line of credit matures on May 6, 2024, at which time all outstanding principal amounts and accrued interest are due and payable. During the period ended June 30, 2023, Mr. Clark made additional advances of $99,000, and $9,000 of that was repaid by the end of the period. At June 30, 2023 and December 31, 2022, outstanding principal was $350,000 and $260,000, respectively.

(c)	On August 29, 2019, the Company entered into an unsecured Line of Credit Agreement with Robert Clark. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $200,000. Advances under this line of credit bear interest at the rate of 3.75 percent per annum. The line of credit matures on August 29, 2023, at which time all outstanding principal amounts and accrued interest are due and payable. At June 30, 2023 and December 31, 2022, outstanding principal was $125,500 and $125,500, respectively.

(d)	On February 19, 2019, the Company issued an unsecured Standard Promissory Note in Favor of Robert Clark, as lender, in the original principal amount of $70,000. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The note bears no interest. Principal payments of $500 per month commenced in March 2019, with final payment due in March 2021. On March 15, 2022, the Company issued an Amendment to the original issued Standard Promissory Note in Favor of Robert Clark for the remaining outstanding principal of $58,000. On April 3, 2023, the Company issued an Amendment to the original issued Standard Promissory Note in Favor of Robert Clark for the remaining outstanding principal of $46,000 Principal payment of $500 per month, with final payment due in March 2024. The outstanding principal balance of this note at December 31, 2022 was $47,500. During the six months ended June 30, 2023, the Company made principal payments of $3,000, leaving an outstanding principal balance of $44,500 at June 30, 2023.

At December 31, 2022, accrued interest on notes payable to related parties was $153,959. During the six months ended June 30, 2023, the Company added $32,252 of additional accrued interest, leaving an accrued interest balance on the notes payable to related parties of $186,211 at December 31, 2022. Accrued interest is included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

NOTE 7 – NOTES PAYABLE

Notes payable consists of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Note payable (a)	$23,702	$26,994
Note payable (b)	41,694	44,550
Note payable (c)	39,343	40,103
Note payable (d)	205,576	250,000
Note payable (e)	418,567	626,388
Note payable (f)	68,283	-
Note payable (g)	137,278	-
Note payable (h)	110,000	-
Note payable (i)	247,629	-
Note payable (j)	16,206	-
Total notes payable	1,308,278	988,035
Less debt discount	(160,572)	(218,481)
Total notes payable, net	1,147,706	769,554
Notes payable, current portion	(1,089,692)	(712,499)
Notes payable, net of current portion	$58,014	$57,055

(a)	On August 21, 2021, the Company financed the purchase of a vehicle for $34,763, after making a down payment of $20,000. The loan term is for 60 months, annual interest rate of 5.44%, with monthly principal and interest payments of $665, and secured by the purchased vehicle. At December 31, 2022, the loan balance was $26,994. During the six months ended June30, 2023, the Company made principal payments of $3,292, leaving a loan balance of $23,702 at June 30, 2023.

(b)	On September 30, 2022, the Company financed the purchase of a vehicle for $46,576, after making a down payment. The loan term is for 60 months, annual interest rate of 9.44%, with monthly principal and interest payments of $980, and secured by the purchased vehicle. At December 31, 2022, the loan balance was $44,550. During the six months ended June 30, 2023, the Company made principal payments of $2,856, leaving a loan balance of $41,694 at June 30, 2023.

(c)	In April 2021, the Company entered into a Line of Credit Agreement with Wells Fargo Bank. The Line of Credit is personally guaranteed by Robert Clark, the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $42,000. Advances under this line of credit bear interest at the rate of 11.50% per annum. The line of credit matures in 2023, at which time all outstanding principal amounts and accrued interest are due and payable. As of June 30, 2023 and December 31, 2022, the outstanding principal was $39,343 and $40,103, respectively, which was recorded as the current portion of loan payable on the accompanying Consolidated Balance Sheet.

(d)	On March 25, 2022, the Company entered into a secured debenture with an otherwise unaffiliated individual in the principal amount of $250,000 that was due on March 23, 2023. On March 23, 2023, the Company entered into a First Amendment to Secured Debenture (the “First Amendment”) to amend a Secured Debenture (the “Debenture”), dated as of March 25, 2022. The Debenture is amended and restated in its entirety with the following terms (i) maturity date was extended to March 24, 2024; (ii) interest accrues on the outstanding principal at a rate equal to 12% per annum; (iii) monthly payments of principal and interest shall be made in the amount of $22,212, starting April 24, 2023 until the maturity date, at which date the entirety of the balance of principal plus interest is due. The secured debenture is secured by nine identified motor vehicles of the Company. At December 31, 2022, the outstanding balance of the secured debentures amounted to $250,000. During the six months ended June 30, 2023, the Company made principal payments of $44,424, leaving a loan balance of $ 205,576 at June 30, 2023.

In connection with the issuance of the original debenture in 2022, the Company issued to the lender 25 million shares of the Company’s common stock at a price of $0.004 per share. The Company determined the fair value of the 25 million shares was $135,000, which was recorded as a debt discount against the secured debenture. At December 31, 2022, the unamortized debt discount was $31,531. During the six months ended June 30, 2023, the Company amortized debt discount of $31,531 to interest expense on the loan, leaving no remaining unamortized debt discount at June 30, 2023.

(e)

During the year ended December 31, 2022, the Company entered into secured non-interest-bearing advance agreements with unaffiliated third parties for the purchase of future receipts/revenues. Under the agreements, the Company received an aggregate lump sum payment of $561,957, and, in return, the purchaser received a secured right to collect a fix sum of future receipts/revenue of $798,456 to be collected by the Company. During the six months ended June 30, 2023, the Company entered into additional secured non-interest bearing advance agreements for which the Company received an aggregate lump sum payment of $501,000, and, in return, the purchaser received a secured right to collect a fix sum of future receipts/revenue of $597,500 to be collected by the Company. In accordance with the agreements, the Company agreed to sell, assign, and transfer to the purchaser of all the Company’s payments, receipts, settlements, and funds paid to or received by or for the account of the Company from time to time on and after the dates of the agreements in payment or settlement of the Company’s existing and future accounts, payment intangibles, credit, debit, and/or stored value card transactions, contract rights, and other entitlements arising from or relating to the payment of monies from the Company’s customers and/or other payors or obligors. The agreements require aggregate daily to weekly payments ranging from $1,291 to $1,958 The Company’s obligations under the agreements are secured by the assets described above, and guaranteed by Robert Clark, the Company’s Chief Executive Officer. As of December 31, 2022, the outstanding balance to be paid amounted to $626,388. During the six months ended June 30, 2023, the Company entered into additional agreements of $512,500, and made payments of $720,323, leaving an aggregate outstanding amount to be paid of $418,567 at June 30, 2023.

During the year ended December 31, 2022, upon execution of the advance and receipt of funds, the Company recorded the difference of $236,499 between the cash collected and the face amount of the obligation as a “note discount” and will amortize the “note discount” as interest expense over the life of the advance. At December 31, 2022, the unamortized “note discount” was $186,950. During the six months ended June 30, 2023, the recorded an additional unamortized “note discount” of $191,150 related to new advance agreements, and the Company amortized “note discount” of $259,059 to interest expense on the obligation. As of June 30, 2023, the unamortized “note discount” was $150,572.

(f)	On March 9, 2023, the Company entered into a Line of Credit Agreement with American Express National Bank. The Line of Credit is personally guaranteed by Robert Clark, the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $85,000. Advances under this line of credit bear interest at the rate of 19.32% per annum. The line of credit matures on September 9, 2024, at which time all outstanding principal amounts and accrued interest are due and payable. The line of credit requires minimum monthly payments of $5,572. At June 30, 2023, the outstanding principal was $68,283.

(g)	On March 7, 2023, the Company entered into a Line of Credit Agreement with Celtic Bank. The Line of Credit is personally guaranteed by Robert Clark, the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $200,000. Advances under this line of credit bear interest at the rate of 35.90 percent per annum. The line of credit matures on March 7, 2024, at which time all outstanding principal amounts and accrued interest are due and payable. At June 30, 2023, the outstanding principal was $137,278.

(h)	On June 30, 2023, the Company entered into a note payable with IQ Financial, Inc. in the principal amount of $110,000, with an original issue discount of $10,000, resulting in net proceeds for $100,000. The note has no stated interest and is due on July 31, 2023. For so long as the note remains unpaid, the Company shall pay within two days of receipt of customer payments on specific customer invoices listed in the note payable.

The original issue discount of $10,000 was recorded as a debt discount against the note payable, leaving a $10,000 of remaining unamortized debt discount at June 30, 2023.

(i)	On May 15, 2023, the Company entered into a Revolving Credit Agreement (the “Revolver”) with a vendor. The Revolver allows the Company to purchase goods from its vendor time to time. The unpaid principal balance of the Revolver may not exceed $250,000 through May 31, 2023, $225,000 through July 31, 2023, and $200,000 through $200,000 through December 31, 2023, at any one time. The Revolver has a maturity date of December 31, 2023 and bears no interest rate. At June 30, 2023, the outstanding balance of the Revolver was $247,629.

In connection with the issuance of the Revolver, the Company issued to the vendor 28 million shares of the Company’s common stock at a price of $0.0045 per share. The Company determined the fair value of the 28 million shares was $126,000, which was recorded as financing costs in the condensed consolidated statement of operations during the six months ended June 30, 2023.

(j)	On June 2, 2023, the Company entered into a note payable with RFMD-LLC in the principal amount of $16,206, with an interest rate of 8% per annum, and a maturity date of December 31, 2023. The note was issued in related to the termination of an operating lease (see Note 10). At June 30, 2023, the outstanding principal was $16,206. original issue discount of $10,000, resulting in net proceeds for $100,000. The note has no stated interest and is due on July 31, 2023. For so long as the note remains unpaid, the Company shall pay within two days of receipt of customer payments on specific customer invoices listed in the note payable.

At December 31, 2022 on item (d), accrued interest on the notes payable was $1,874. During the six months ended June 30, 2023, the Company added $7,995 of additional accrued interest on item (d), leaving $9,689 of accrued interest balance on the notes payable item (d) at June 30, 2023. Accrued interest is included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

As of December 31, 2022, the unamortized debt discount was $218,481. During the six months ended June 30, 2023, the Company added $201,150 of debt discount related to the issuance of debentures, and amortized debt discount of $259,059 to interest expense on the loans. As of June 30, 2023, the unamortized debt discount was $160,652.

NOTE 8 – SECURED CONVERTIBLE DEBENTURES

Secured debentures that are payable to an otherwise unaffiliated third party consists of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Mast Hill Note 1	204,457	595,000
Mast Hill Note 2	467,912	-
Mast Hill Note 3	230,000	-
Mast Hill Note 4	55,707	-
Less debt discount	(269,114)	(183,940)
Secured debentures, net	$688,962	$411,060

Mast Hill

On July 28, 2022, the Company issued senior secured debentures to an otherwise unaffiliated third-party investor (the “Investor”) in the aggregate of $595,000. The debentures bear interest at a rate of 10% per annum, mature on July 28, 2023, and is convertible into shares of our common stock at a conversion price of $0.0045 per share. If the Company issues subsequent equity instruments at an effective price per share that is lower than the conversion price of $0.0045 per shares, then the conversion price shall be reduced, at the option of the Holder, to a price equal to the Weighted Average Price (as defined), provided, further, that if the conversion price is equal to or less than $0.003, then the conversion price shall be reduced at the option of the Holder to a price equal to the lower price. The senior secured debentures is secured by all of the Company’s assets and the assets of each of its subsidiaries pursuant to the Security Agreement. The security interest granted to the Investor under the Security Agreement was subordinate to the continuing security interest that remains in effect pursuant to the previous grant of a security interest in connection with a then outstanding debenture to an earlier investor all tangible and intangible assets. In connection with the issuances of the debentures, the Company granted to the Investor warrants to purchase up to 100 million shares of the Company’s common stock, which expire on July 28, 2027. The warrants are exercisable at $0.0045 per share. As a result of these issuances and grants, we incurred the following (a) relative fair value of the warrants granted of $223,000; and (b) original issue discounts of $92,325 of the debentures for a total of $315,325 which was allocated as debt discount. The debt discount is being amortized to interest expense over the term of the corresponding debentures. As of December 31, 2022, the unamortized debt discount was $183,940. During the six months ended June 30, 2023, the Company amortized debt discount of $157,662 to interest expense on the loan. As of June 30, 2023, the unamortized debt discount was $26,278.

As of December 31, 2022 the balance due under the obligation was $595,000. During the six months ended June 30, 2023, the Company converted $390,543 of principal and accrued interest into 199,500,000 shares of common stock with a fair value of $888,750 resulting in a loss on extinguishment of debt of $513,520. As of June 30, 2023, $204,247 was due under the note.

Mast Hill Debenture 2

On March 13, 2023, the Company issued an additional senior secured debenture to the Investor in the aggregate of $475,000. The debenture bears interest at a rate of 10% per annum, matures on March 13, 2024, and is convertible into shares of our common stock at a conversion price of $0.0045 per share.

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

In connection with the issuances of the debentures, the Company granted to the Investor warrants to purchase up to 80 million shares of the Company’s common stock, which expire on March 13, 2028. The warrants are exercisable at $0.0045 per share. As a result of these issuances and grants, we incurred the following (a) relative fair value of the warrants granted of $150,000; and (b) original issue discounts and fees of $74,000 of the debentures for a total of $224,000 which was allocated as debt discount. The debt discount is being amortized to interest expense over the term of the corresponding debentures. During the six months ended June 30, 2023, the Company amortized debt discount of $10,839 to interest expense on the loan. As of June 30, 2023, the unamortized debt discount was $213,161.

As of June 30, 2023, $467,912 was due under the note.

Mast Hill Debenture 3

On April 25, 2023, the Company issued an additional senior secured debenture to the Investor in the aggregate of $230,000. The debenture bears interest at a rate of 10% per annum, matures on April 25, 2024, and is convertible into shares of our common stock at a conversion price of $0.0040 per share.

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

In connection with the issuances of the debentures, the Company granted to the Investor warrants to purchase up to 43.6 million shares of the Company’s common stock, which expire on April 25, 2028. The warrants are exercisable at $0.0040 per share. As a result of these issuances and grants, we incurred the following (a) relative fair value of the warrants granted of $56,000; and (b) original issue discounts and fees of $28,000 of the debentures for a total of $84,300 which was allocated as debt discount. The debt discount is being amortized to interest expense over the term of the corresponding debentures. During the six months ended June 30, 2023, the Company amortized debt discount of $15,243 to interest expense on the loan. As of June 30, 2023, the unamortized debt discount was $69,057.

As of June 30, 2023, $230,000 was due under the note.

Mast Hill Debenture 4

On June 14, 2023, the Company issued an additional senior secured debenture to the Investor in the aggregate of $55,706. The debenture bears interest at a rate of 10% per annum, matures on June 14, 2024, and is convertible into shares of our common stock at a conversion price of $0.0040 per share.

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

Further, commencing on July 10, 2023, and continuing on the tenth day of each calendar month thereafter, we are required to redeem an amount equivalent to the sum of $2.00 for each 12-count case of our beverages that we sell in the ordinary course, calculated two months in arrears. Accordingly, the first redemption payment is due and payable on July 10, 2023 for the cases sold during the month of March, 2023. Mandatory redemption payments are based upon revenues recognized by us in accordance with US GAAP for each such month, rather than upon the receipt by us of funds received from sales during a relevant month. The above-referenced seven trading days’ prior notice and conversion provisions do not apply to any of the mandatory redemption payments.

In connection with the issuances of the debentures, the Company granted to the Investor warrants to purchase up to approximately 20.9 million shares of the Company’s common stock, which expire on June 14, 2028. The warrants are exercisable at $0.0040 per share. As a result of these issuances and grants, we incurred the following (a) relative fair value of the warrants granted of $19,000; and (b) original issue discounts and fees of $8,457 of the debentures for a total of $27,457 which was allocated as debt discount. The debt discount is being amortized to interest expense over the term of the corresponding debentures. During the six months ended June 30, 2023, the Company amortized debt discount of $1,204 to interest expense on the loan. As of June 30, 2023, the unamortized debt discount was $26,253.

As of June 30, 2023, $55,707 was due under the note.

As of June 30, 2023, no shares of common stock were potentially issuable under the conversion terms of the outstanding debentures.

At December 31, 2022, accrued interest on the convertible notes payable was $25,756. During the six months ended June 30, 2023, the Company added $40,039 of additional accrued interest, and converted $45,358 of accrued interest, leaving an accrued interest balance on the convertible notes payable of $20,437 at June 30, 2023. Accrued interest is included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

As of December 31, 2022, the unamortized debt discount was $183,940. During the six months ended June 30, 2023, the Company added $334,757 related to the issuance of secured debentures, and amortized debt discount of $250,583 to interest expense on the loans. As of June 30, 2023, the unamortized debt discount was $269,114.

NOTE 9 – ACQUISITION OBLIGATION

On January 21, 2021, the Company entered into an Agreement and Plan of Merger with S and S and its shareholders and acquired all of the capital stock of S and S. In consideration thereof, the Company issued to them an aggregate of nine million restricted shares of Kona Gold Beverage, Inc.’s common stock (the “Acquisition Stock”) of a fair value of $243,000. The Company did not grant them any registration rights in respect of the shares of Acquisition Stock. The Company also agreed to pay an aggregate of $1,050,000 (the “Aggregate Acquisition Payments”), the majority of which is allocated to certain creditors of S and S (including one of the S and S’s legacy shareholders) and approximately $89,249 was allocated and paid to the five S and S legacy shareholders on a pro rata basis. The Company paid approximately $400,000 of the Aggregate Acquisition Payments at the closing of the transaction. The remaining Aggregate Acquisition Payments, including the Remaining Acquisition Payments, are scheduled to be paid in monthly installments, in arrears on the tenth calendar day of each month, commencing on March 10, 2021, at a rate equivalent to $2.00 per case of Lemin Superior Lemonade (the product line of S and S that we have now branded as Ooh La Lemin) that we sell until the Aggregate Acquisition Payments have been paid in full. The balance payable under the obligation was $659,550 at December 31, 2022. During the period ended June 30, 2023, the Company paid $3,220 of the remaining Aggregate Acquisition Payments, leaving an acquisition obligation balance of $656,330 at June 30, 2023

NOTE 10 – LEASE LIABILITIES

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

Operating Leases

The Company leases approximately 4,500 square feet of corporate office and warehouse space located at 746 North Drive, Suite A, Melbourne, Florida 32934. The lease is for a five-year term and expires on May 31, 2023. The monthly base rent increases annually by 3 percent. In May 2023, the Company extended the lease through May 31, 2024. The initial monthly base rent was approximately $4,628, plus state taxes.

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

On June 1, 2023, the Company entered into a lease termination agreement with its landlord for its building in Conway, South Carolina. The Company’s deposit of $7,500 was applied to outstanding rent, and the Company recorded the removal of its right-of-use asset of $248,270, and corresponding operating lease liability of $261,125 on June 1, 2023. Furthermore, the Company recorded a loss on termination of the lease of $9,601 during the six months ended June 30, 2023, which is included in selling, general and administrative expenses in the condensed consolidated statements of operations. The Company issued the Landlord a promissory note for $16,206, with interest at a rate of 8% per annum, and a maturity date of December 31, 2023. The lease agreement was terminated effective June 30, 2023.

Finance Leases

On March 17, 2020, the Company entered into a lease agreement for equipment. The finance lease is for a 62-month term that commenced in April 2020 and expires in March 2025. The agreement includes monthly payments of $676.

During the six months ended June 30, 2023 and 2022, lease costs totaled $54,467 and $49,210, respectively.

Our ROU asset balance was $762,464 as of December 31, 2022. During the six months ended June 30, 2023, the Company recorded amortization of ROU assets of $49,786 related to its leases and removed an ROU asset of $248,270, resulting in an ROU asset balance of $464,408 as of June 30, 2023.

As of December 31, 2022, lease liabilities totaled $838,882, comprised of finance lease liabilities of $17,824 and operating lease liabilities of $821,058. During the six months ended June 30, 2023, the Company made payments of $1,939 against its finance lease liability, $55,608 against its operating lease liability and removed $261,125 against its terminated operating lease liability. At June 30, 2023, lease liabilities totaled $520,210, of which the current portion of lease liabilities was $187,589, leaving a long-term lease liabilities balance of $332,622.

As of June 30, 2023, the weighted average remaining lease terms for operating lease and finance lease are 1.75 years and 3.96 years, respectively. As of June 30, 2023, the weighted average discount rate for operating lease is 10.00% and 2.09% for finance lease.

Future minimum lease payments under the leases are as follows:

Years Ending December 31,	Amount
2023 (remaining)	$119,970
2024	197,491
2025	170,059
2026	113,790
2027 and thereafter	-
Total payments	601,310
Less: Amount representing interest	(81,100)
Present value of net minimum lease payments	520,210
Less: Current portion	(187,589)
Non-current portion	$332,622

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s issued and outstanding preferred stock, par value $0.00001 per share, at June 30, 2023 and December 31, 2022 was 989,000 and 988,000, respectively. The Board, without further stockholder approval, may issue preferred stock in one or more series from time to time and fix or alter the designations, relative rights, priorities, preferences, qualifications, limitations and restrictions of the shares of each series.

Series A Preferred Stock

The Company had authorized 4,000,000 shares of Series A Preferred Stock, par value of $0.00001 per share (the “Series A Preferred Stock”), of which no shares were issued or outstanding at June 30, 2023 and December 31, 2022, respectively. Each share of Series A Preferred Stock, when outstanding, could have been converted into one share of Common Stock.

Series B Preferred Stock

The Company had authorized 1,200,000 shares of Series B Preferred Stock, par value of $0.00001 per share (the “Series B Preferred Stock”), of which 488,000 were issued and outstanding at June 30, 2023 and December 31, 2022, respectively. Each share of Series B Preferred Stock may be converted into one share of Common Stock.

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

At June 30, 2023, 1,000 shares of Series C Preferred Stock were issued and outstanding, and at December 31, 2022, no shares of Series C Preferred Stock were issued and outstanding.

Series D Preferred Stock

The Company had authorized 500,000 shares of Series D Preferred Stock, par value of $0.00001 per share (the “Series D Preferred Stock”), of which 500,000 shares were issued and outstanding at June 30, 2023 and December 31, 2022, respectively. Each share of the Series D Preferred Stock may be converted into 1,000 shares of Common Stock.

Common Stock

On February 13, 2023, the Company increased the authorized number of shares of Common Stock from 2,500,000,000 to 10,500,000,000 shares, par value $0.00001 per share (the “Common Stock”), by filing a Certificate of Amendment to the amended and restated Certificate of Incorporation with the Secretary of State of the State of Delaware. The Company has authorized 10,500,000,000 shares of the Common Stock, of which 2,294,940,557 shares were issued and outstanding at June 30, 2023, and 2,000,276,378 shares were issued and outstanding at December 31, 2022, respectively.

Equity Transactions

During the six months ended June 30, 2023, the Company issued an aggregate of 28,000,000 shares of Common Stock for payment of financing costs of $126,000.

During the six months ended June 30, 2023, the Company issued an aggregate of 199,500,000 shares of Common Stock with a fair value of $897,750 upon the conversion of $390,543 of principal, and $47,357 of accrued interest on its secured convertible debentures, at an average price of $0.0022 resulting in a loss on extinguishment of debt of $549,850 (see Note 8).

During the six months ended June 30, 2023, the Company issued an aggregate of 67,164,179 shares of Common Stock on the cashless exercise of warrants.

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

The 120,000,000 shares of the Common Stock were issued to Mr. Clark, as follows: (i) on October 28, 2015, the Company issued 30,000,000 of such shares; (ii) on March 2, 2016, the Company issued 40,000,000 of such, and (iii) on Mary 16, 2016, the Company issued 50,000,000 of such shares. On April 19, 2018, (i) 40,000,000 shares were cancelled and returned to the Company, and on July 31, 2019, (ii) an additional 50,000,000 shares were cancelled and returned to the Company. Accordingly, as of December 31, 2019, the Company owed to Mr. Clark an aggregate of 169,999,860 shares to be reissued to him upon his request pursuant to the terms of the oral agreement with him which were valued at $1,386,497 based on their fair value at the date of grant. The amounts are reflected as common stock issuable as of June 30, 2023 and December 31, 2022.

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

Summary of Warrants

A summary of warrants for the six months ended June 30, 2023 is as follows:

		Weighted
	Number	Average
	of	Exercise
	Warrants	Price
Balance outstanding, December 31, 2022	278,333,333	0.0223
Warrants granted	203,406,057	0.0042
Warrants exercised	(87,164,179)	0.0149
Warrants expired or forfeited	-	-
Balance outstanding, June 30, 2023	394,575,211	$0.0146
Balance exercisable, June 30, 2023	394,575,211	$0.0146

Information relating to outstanding warrants at June 30, 2023, summarized by exercise price, is as follows:

	Outstanding			Exercisable
Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.0030 - 0.0048	236,241,878	4.68	$0.0043	236,241,878	$0.0043
$0.03	158,333,333	1.01	$0.03	158,333,333	$0.03
	394,575,211	3.21	$0.0146	394,575,211	$0.0146

Based on the fair market value of $0.0022 per share on June 30, 2023, there was no intrinsic value attributed to both the outstanding and exercisable warrants at June 30, 2023.

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

In connection with the issuance of senior convertible secured debentures on April 25, 2023 (see Note 8), the Company granted warrants with a relative fair value of $89,000 to purchase up to an aggregate of 43,600,000 shares of the Common Stock. Each warrant has a five-year term from issuance and is immediately exercisable at an exercise price of $0.0040 per share, subject to adjustment. The relative fair value of these warrants at grant date was $89,000, which was determined using a Black-Scholes-Merton option pricing model with the following assumptions: fair value of our stock price of $0.0028 per share, the expected term of three years, volatility of 233%, dividend rate of 0%, and risk-free interest rate of 3.62%.

In connection with the issuance of senior convertible secured debentures on June 14, 2023 (see Note 8), the Company granted warrants with a relative fair value of $37,000 to purchase up to an aggregate of 20,889,945 shares of the Common Stock. Each warrant has a five-year term from issuance and is immediately exercisable at an exercise price of $0.0030 per share, subject to adjustment. The relative fair value of these warrants at grant date was $37,000, which was determined using a Black-Scholes-Merton option pricing model with the following assumptions: fair value of our stock price of $0.0024 per share, the expected term of three years, volatility of 232%, dividend rate of 0%, and risk-free interest rate of 4.37%.

In connection with a broker that is assisting the Company in its financing transactions, the Company granted warrants to purchase up to an aggregate of 2,916,112 shares of the Common Stock. Each warrant has a five-year term from issuance and is immediately exercisable at an weighted average exercise price of $0.0043 per share, subject to adjustment. The fair value of these warrants at grant date was $5,269, which was determined using a Black-Scholes-Merton option pricing model with the following assumptions: fair value of our stock price of $0.0026 per share, the expected term of three years, volatility of 225%, dividend rate of 0%, and weighted average risk-free interest rate of 3.28%.

NOTE 13 – SUBSEQUENT EVENTS

Cashless Conversion of Secured Convertible Debentures

On July 10, 2023, the Company issued an aggregate of 40,000,000 shares of Common Stock to Mast Hill upon the conversion of $85,151 of principal, and $2,849 of accrued interest at an exercise price of $0.0021. We issued these shares of common stock pursuant to the exception from registration provided by Section 3(a)(9) of the Securities Act, we did not receive any funds resulting from the conversions as we had received funds from Mast Hill Fund from the secured debentures that we sold in July 2022.

August 2023 Security Purchase Agreement

Pursuant to a Securities Purchase Agreement dated as of August 8, 2023 (the “SPA”), the Company, completed a private placement of a Senior Secured Promissory Note (the “Senior Note”) with an initial principal amount of $63,000 and the grant of a common stock purchase Warrant (the “Warrant”) that is exercisable for the purchase of up to an aggregate of 28,600,000 shares (the “Warrant Shares”) of our Common Stock with a third-party investor (the “Investor”). In addition, to secure our obligations to the Investor under the Senior Note, we also entered into a Security Agreement (the “Security Agreement”) with and in favor of the Investor. Our subsidiaries are also parties to the Security Agreement.

The transactions contemplated by the SPA were consummated on August 8, 2023 (the “Issue Date”). Upon the funding, we sold and issued the Senior Note and granted the Warrant. Pursuant to the SPA, the purchase price for the Senior Note was $63,000, less $6,220 in fees, which consisted of an 12% “original issue discount” of $1,890 and $2,500 for the Investor’s legal fees.

The Senior Note is due 12 months from its issuance date and is secured by all of our assets and the assets of each of our subsidiaries pursuant to the Security Agreement. The security interest granted to the Investor under the Security Agreement is subordinate to the continuing security interest that remains in effect pursuant to the previous grant of a security interest in connection with a still-outstanding debenture to an earlier investor. Initially, the Senior Note is convertible into shares of our Common Stock (the “Conversion Shares”) at a fixed conversion price of $0.003 per share, subject to adjustment due to merger, consolidation, exchange of shares, recapitalization, reorganization, or similar event as set forth in the Senior Note (the “Conversion Price”). The Senior Note contains an adjustment provision that, subject to certain exceptions, reduces the conversion price if we issue shares of our Common Stock or common stock equivalents at a price lower than the then-current Conversion Price of the Senior Note. Upon any stock splits, reverse stock splits, distributions, stock dividends, or other similar event, the Investor will be entitled to participate in such an event on an “as converted” basis. The Senior Note is subject to a “conversion blocker” such that the Investor cannot convert any portion of the Senior Note that would result in the Investor and its affiliates holding more than 4.99% of the then-issued and outstanding shares of our Common Stock following such conversion (excluding, for purposes of such determination, shares of the Common Stock issuable upon conversion of the Senior Note or exercise of the Warrant that had not then been converted or exercised, respectively). The Investor does not have the right to convert the Senior Note until six months after the Issue Date. The Senior Note accrues interest at an annual rate equal to 12% and is due and payable on its maturity date (or sooner if the Investor converts the Senior Note or otherwise accelerates the maturity date, as provided for in the Senior Note). Interest is payable in cash on the maturity date or, in shares of the Common Stock at the then-current Conversion Price if the Investor converts the Senior Note or otherwise accelerates the maturity date, as provided for in the Senior Note.

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

We also granted the Warrant to purchase up to an aggregate of the 28,600,000 Warrant Shares. The Warrant has a five-year term and is immediately exercisable at an exercise price of $0.003 per share, subject to adjustment and is exercisable by the then-holder on a “cashless” basis.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the three and six months ended June 30, 2023 and 2022 should be read in conjunction with the financial statements and related notes and the other financial information that are included elsewhere in this Quarterly Report. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements,” and “Description of Business” sections in this Annual Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Annual Report and other filings with the SEC, reports to our stockholders, and news releases. All statements that express expectations, estimates, forecasts, or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements.

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

Results of Operations

Overview

Our business has grown rapidly since inception in 2015, and we anticipate that our business will continue to grow significantly. In the six months ended June 30, 2023, the Company saw a slight increase in growth compared to the same period of the prior year period. The Company continues to increase our product variety, commencement of new distribution contracts, and expand our footprint as a national brand.

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

Three Months ended June 30, 2023 compared to Three Months ended June 30, 2022

Overview

As reflected in the accompanying financial statements, during the three months ended June 30, 2023, we incurred a net loss of approximately $1.5 million, compared to a net loss of approximately $1.4 million for the three months ended June 30, 2022. As of June 30, 2023, we had a stockholders’ deficit of approximately $5.2 million.

The following is a more detailed discussion of our financial condition and results of operations for the period presented, along with prior periods.

Revenue

The following table presents our net revenues, by revenue source, and the period-over-period percentage change, for the period presented:

	Three Months Ended June 30,
	2023	2022
Revenue Source	Revenue	Revenue	% Change
Distributors	$119,143	$219,790	(46)%
Amazon	11,855	44,565	(73)%
Online Sales	5,019	13,709	(63)%
Retail	820,613	927,614	(12)%
Shipping	989	4,420	(78)%
Sales Returns and Allowances	(28,100)	(36,700)	(23)%
Net Revenues	$929,519	$1,173,398	(21)%

The following table presents our net revenues by product lines for the period presented:

	Three Months June 30,
	2023	2022
Product Line	Revenue	Revenue	% Change
Energy Drinks	$3,700	$50,792	(93)%
CBD Energy Waters	18,738	17,249	9%
Lemonade Drinks	113,579	209,976	(46)%
Apparel	-	47	(100)%
Retail	820,613	927,614	(12)%
Shipping	989	4,420	(78)%
Sales returns and allowance	(28,100)	(36,700)	(23)%
Net Revenues	$929,519	$1,173,398	(21)%

During the three months ended June 30, 2023, we reported net revenues of approximately $929,519, which is a decrease of approximately $243,879, or approximately 21%, compared to net revenues of approximately $1.2 million for the three months ended June 30, 2022. A decrease of approximately $107,001 of our revenue is attributable to decreased retail revenue, while our remaining net revenue decreased in net revenue by approximately $136,878. We attribute the decrease in retail revenue to a loss of a vendor that we purchase certain products from and the subsequent loss in distribution to customers that we sold those products to. We attribute the decrease in remaining net revenue to delays in production of the Company’s product line. We expect that our remaining net revenue will increase in the remaining fiscal year 2023 compared to fiscal year 2022. Additionally, the Company anticipates signing more favorable agreements with larger, reputable tier 1 and mid-size distributors, big box stores, and grocery chains. In addition, we anticipate that our retail revenue will continue to increase as we broaden our customer base with increased distribution to additional grocery and convenience chains.

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

During the three months ended June 30, 2023, we reported cost of revenues of approximately $742,689, which is a decrease of approximately $142,830, or approximately 16%, compared to approximately $885,517 for the three months ended June 30, 2022. This decrease is attributed to the decrease in sales in both our products and retail distribution in 2023, compared to the prior year period. The cost of revenues decrease was less than the decrease in revenues. This is primarily attributed to decreased costs in obtaining our ingredients for our products, for production of our products, and for shipping our products. We expect that we will continue to see comparable cost of revenues to the revenues in the remaining fiscal year 2023. In addition, as the cost of shipping our products continues to remain elevated, we also anticipate increased costs for obtaining our ingredients for our products, increased costs for production of our products, and increased costs of shipping our products. We continue to seek alternative methods to reduce costs for production and the cost of shipping our products in fiscal year 2023.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses (“SG&A”) expenses consist primarily of professional fees, salaries and wages, advertising, rent, travel expenses, sponsorships, and general office and administrative expenses related to maintaining our facilities. Selling, general and administrative expenses increased in the three months ended June 30, 2023, to approximately $927,719 from approximately $1,031,515, a decrease of approximately $103,796 over the same period last year. The decrease was driven by decreased operating expenses associated with lower advertising costs, legal expense related to corporate activity, and rent, vehicle, and shipping expenses associated with closing one of our distribution facilities and partially offset by salaries and wages. We expect that, as we expand our business operations, SG&A expenses will continue to increase.

We expect that as we expand our business operations and continue to incur additional corporate-related expenses associated with our status as a fully registered issuer with the SEC under the Securities Exchange Act of 1934, SG&A expenses will continue to increase.

Other Income and Expenses

Other expense for the three months ended June 30, 2023 was approximately $790,680, as compared to other expense of approximately $644,891 for the three months ended June 30, 2022. The change was attributable to the decrease in interest expense of approximately $152,912 related to decreased debt levels and debt amortization, the decrease in the change in the fair value of derivative liabilities of approximately $122,000, a decrease in the loss on debt extinguishment of approximately $34,116 and was offset with the recording of financing costs of approximately $160,000 in the current period, which did not occur in the prior period.

Net Loss

We incurred a net loss of approximately $1.5 million for the three months ended June 30, 2023, an increase of approximately $143,041 compared to the prior year period in which we incurred a net loss of approximately $1.4 million. This net loss is primarily due to a slight increase in other expenses and offset by a slight decrease in SG&A expenses, as discussed above.

Six Months ended June 30, 2023 compared to Three Months ended June 30, 2022

Overview

As reflected in the accompanying financial statements, during the six months ended June 30, 2023, we incurred a net loss of approximately $3.1 million and used cash in operations of approximately $585,260, compared to a net loss of approximately $4.9 million and use of cash in operations of approximately $1.6 million for the six months ended June 30, 2022. As of June 30, 2023, we had a stockholders’ deficit of approximately $5.2 million.

The following is a more detailed discussion of our financial condition and results of operations for the period presented, along with prior periods.

Revenue

The following table presents our net revenues, by revenue source, and the period-over-period percentage change, for the period presented:

	Six Months Ended June 30,
	2023	2022
Revenue Source	Revenue	Revenue	% Change
Distributors	$315,090	$413,107	(24)%
Amazon	24,918	80,089	(69)%
Online Sales	10,254	22,316	(54)%
Retail	1,916,696	1,719,015	11%
Shipping	1,958	5,802	(66)%
Sales Returns and Allowances	(64,500)	(71,800)	(10)%
Net Revenues	$2,204,416	$2,168,529	2%

The following table presents our net revenues by product lines for the period presented:

	Six Months June 30,
	2023	2022
Product Line	Revenue	Revenue	% Change
Energy Drinks	$12,356	$118,574	(90)%
CBD Energy Waters	21,431	41,588	(48)%
Lemonade Drinks	316,475	354,238	(11)%
Apparel	-	112	(100)%
Retail	1,916,696	1,719,015	11%
Shipping	1,958	5,802	(66)%
Sales returns and allowance	(64,500)	(71,800)	(10)%
Net Revenues	$2,204,416	$2,168,529	2%

During the six months ended June 30, 2023, we reported net revenues of approximately $2.204 million, which is an increase of approximately $35,887, or approximately 2%, compared to net revenues of approximately $2.169 million for the three months ended June 30, 2022. An increase of approximately $197,681 of our revenue is attributable to increased retail revenue, while our remaining net revenue decreased in net revenue by approximately $161,794. We attribute the increase in retail revenue to obtaining larger retail chains, and attaining a larger percentage of the territory in which the Company distributes. We attribute the decrease in remaining net revenue to delays in production of the Company’s product line. We expect that our remaining net revenue will increase in the remaining fiscal year 2023 compared to fiscal year 2022. Additionally, the Company anticipates signing more favorable agreements with larger, reputable tier 1 and mid-size distributors, big box stores, and grocery chains. In addition, we anticipate that our retail revenue will continue to increase as we broaden our customer base with increased distribution to additional grocery and convenience chains.

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

During the six months ended June 30, 2023, we reported cost of revenues of approximately $1.7 million, which is a decrease of approximately $5,847, or approximately 0%, compared to approximately $1.7 for the six months ended June 30, 2022. This is comparable to the prior year period. The cost of revenues decrease was less than the decrease in revenues. This is primarily attributed to decreased costs in obtaining our ingredients for our products, for production of our products, and for shipping our products. We expect that we will continue to see comparable cost of revenues to the revenues in the remaining fiscal year 2023. In addition, as the cost of shipping our products continues to remain elevated, we also anticipate increased costs for obtaining our ingredients for our products, increased costs for production of our products, and increased costs of shipping our products. We continue to seek alternative methods to reduce costs for production and the cost of shipping our products in fiscal year 2023.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses (“SG&A”) expenses consist primarily of professional fees, salaries and wages, advertising, rent, travel expenses, sponsorships, and general office and administrative expenses related to maintaining our facilities. Selling, general and administrative expenses increased in the six months ended June 30, 2023, to approximately $2.2 million from approximately $2.0, an increase of approximately $230,829 over the same period last year. The increase was driven by increased operating expenses associated with hiring additional sales employees, professional fees, and expired product and partially offset by lower advertising, shipping expenses, travel expenses, legal fees, and rent associated with the closing of one of distribution warehouses. We expect that, as we expand our business operations, SG&A expenses will continue to increase.

We expect that as we expand our business operations and continue to incur additional corporate-related expenses associated with our status as a fully registered issuer with the SEC under the Securities Exchange Act of 1934, SG&A expenses will continue to increase.

Other Income and Expenses

Other expense for the six months ended June 30, 2023 was approximately $1.4 million, as compared to other expense of approximately $3.4 million for the six months ended June 30, 2022. The change was attributable to the decrease in the change in the fair value of derivative liabilities of approximately $1.7 million, which did not occur in the current period, and a decrease in the loss on debt extinguishment of approximately $359,520, and was offset with increase in in the recording of financing costs of approximately 3,000, and an increase in interest expense of approximately $15,608 related to increased debt levels and debt amortization.

Net Loss

We incurred a net loss of approximately $3.1 million for the six months ended June 30, 2023, a decrease of approximately $1.8 million compared to the prior year period in which we incurred a net loss of approximately $5.0 million. This decrease in net loss is primarily due to a significant decrease in other expenses, as discussed above.

Liquidity and Capital Resources

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, in the six months ended June 30, 2023, the Company recorded a net loss of $3,127,123 and used cash in operations of $585,260 and had a stockholders’ deficit of $5,236,830 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. In addition, the Company’s independent registered public accounting firm, in its report on our December 31, 2022 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At June 30, 2023, the Company had cash on hand in the amount of $97,158. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

Notes Payable

Notes payable consists of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Note payable (a)	$23,702	$26,994
Note payable (b)	41,694	44,550
Note payable (c)	39,343	40,103
Note payable (d)	205,576	250,000
Note payable (e)	418,567	626,388
Note payable (f)	68,283	-
Note payable (g)	137,278	-
Note payable (h)	110,000	-
Note payable (i)	247,629	-
Note payable (j)	16,206	-
Total notes payable	1,308,278	988,035
Less debt discount	(160,572)	(218,481)
Total notes payable, net	1,147,706	769,554
Notes payable, current portion	(1,089,692)	(712,499)
Notes payable, net of current portion	$58,014	$57,055

(a)	On August 21, 2021, the Company financed the purchase of a vehicle for $34,763, after making a down payment of $20,000. The loan term is for 60 months, annual interest rate of 5.44%, with monthly principal and interest payments of $665, and secured by the purchased vehicle. At December 31, 2022, the loan balance was $26,994. During the six months ended June30, 2023, the Company made principal payments of $3,292, leaving a loan balance of $23,702 at June 30, 2023.

(b)	On September 30, 2022, the Company financed the purchase of a vehicle for $46,576, after making a down payment. The loan term is for 60 months, annual interest rate of 9.44%, with monthly principal and interest payments of $980, and secured by the purchased vehicle. At December 31, 2022, the loan balance was $44,550. During the six months ended June 30, 2023, the Company made principal payments of $2,856, leaving a loan balance of $41,694 at June 30, 2023.

(c)

In April 2021, the Company entered into a Line of Credit Agreement with Wells Fargo Bank. The Line of Credit is personally guaranteed by Robert Clark, the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $42,000. Advances under this line of credit bear interest at the rate hf 11.50% per annum. The line of credit matures in 2023, at which time all outstanding principal amounts and accrued interest are due and payable. As of June 30, 2023 and December 31, 2022, the outstanding principal was $39,343 and $40,103, respectively, which was recorded as the current portion of loan payable on the accompanying Consolidated Balance Sheet.

(d)

On March 25, 2022, the Company entered into a secured debenture with an otherwise unaffiliated individual in the principal amount of $250,000 that was due on March 23, 2023. On March 23, 2023, the Company entered into a First Amendment to Secured Debenture (the “First Amendment”) to amend a Secured Debenture (the “Debenture”), dated as of March 25, 2022. The Debenture is amended and restated in its entirety with the following terms (i) maturity date was extended to March 24, 2024; (ii) interest accrues on the outstanding principal at a rate equal to 12% per annum; (iii) monthly payments of principal and interest shall be made in the amount of $22,212, starting April 24, 2023 until the maturity date, at which date the entirety of the balance of principal plus interest is due. The secured debenture is secured by nine identified motor vehicles of the Company. At December 31, 2022, the outstanding balance of the secured debentures amounted to $250,000. During the six months ended June 30, 2023, the Company made principal payments of $44,424, leaving a loan balance of $ 205,576 at June 30, 2023.

In connection with the issuance of the original debenture in 2022, the Company issued to the lender 25 million shares of the Company’s common stock at a price of $0.004 per share. The Company determined the fair value of the 25 million shares was $135,000, which was recorded as a debt discount against the secured debenture. At December 31, 2022, the unamortized debt discount was $31,531. During the six months ended June 30, 2023, the Company amortized debt discount of $31,531 to interest expense on the loan, leaving no remaining unamortized debt discount at June 30, 2023.

(e)

During the year ended December 31, 2022, the Company entered into secured non-interest-bearing advance agreements with unaffiliated third parties for the purchase of future receipts/revenues. Under the agreements, the Company received an aggregate lump sum payment of $561,957, and, in return, the purchaser received a secured right to collect a fix sum of future receipts/revenue of $798,456 to be collected by the Company. During the six months ended June 30, 2023, the Company entered into additional secured non-interest bearing advance agreements for which the Company received an aggregate lump sum payment of $501,000, and, in return, the purchaser received a secured right to collect a fix sum of future receipts/revenue of $597,500 to be collected by the Company. In accordance with the agreements, the Company agreed to sell, assign, and transfer to the purchaser of all the Company’s payments, receipts, settlements, and funds paid to or received by or for the account of the Company from time to time on and after the dates of the agreements in payment or settlement of the Company’s existing and future accounts, payment intangibles, credit, debit, and/or stored value card transactions, contract rights, and other entitlements arising from or relating to the payment of monies from the Company’s customers and/or other payors or obligors. The agreements require aggregate daily to weekly payments ranging from $1,291 to $1,958 The Company’s obligations under the agreements are secured by the assets described above, and guaranteed by Robert Clark, the Company’s Chief Executive Officer. As of December 31, 2022, the outstanding balance to be paid amounted to $626,388. During the six months ended June 30, 2023, the Company entered into additional agreements of $512,500, and made payments of $720,323, leaving an aggregate outstanding amount to be paid of $418,567 at June 30, 2023.

During the year ended December 31, 2022, upon execution of the advance and receipt of funds, the Company recorded the difference of $236,499 between the cash collected and the face amount of the obligation as a “note discount” and will amortize the “note discount” as interest expense over the life of the advance. At December 31, 2022, the unamortized “note discount” was $186,950. During the six months ended June 30, 2023, the recorded an additional unamortized “note discount” of $191,150 related to new advance agreements, and the Company amortized “note discount” of $259,059 to interest expense on the obligation. As of June 30, 2023, the unamortized “note discount” was $150,572.

(f)	On March 9, 2023, the Company entered into a Line of Credit Agreement with American Express National Bank. The Line of Credit is personally guaranteed by Robert Clark, the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $85,000. Advances under this line of credit bear interest at the rate of 19.32% per annum. The line of credit matures on September 9, 2024, at which time all outstanding principal amounts and accrued interest are due and payable. The line of credit requires minimum monthly payments of $5,572. At June 30, 2023, the outstanding principal was $68,283.

(g)

On March 7, 2023, the Company entered into a Line of Credit Agreement with Celtic Bank. The Line of Credit is personally guaranteed by Robert Clark, the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $200,000. Advances under this line of credit bear interest at the rate of 35.90 percent per annum. The line of credit matures on March 7, 2024, at which time all outstanding principal amounts and accrued interest are due and payable. At June 30, 2023, the outstanding principal was $137,278.

(h)	On June 30, 2023, the Company entered into a note payable with IQ Financial, Inc. in the principal amount of $110,000, with an original issue discount of $10,000, resulting in net proceeds for $100,000. The note has no stated interest and is due on July 31, 2023. For so long as the note remains unpaid, the Company shall pay within two days of receipt of customer payments on specific customer invoices listed in the note payable.

The original issue discount of $10,000 was recorded as a debt discount against the note payable, leaving a $10,000 of remaining unamortized debt discount at June 30, 2023.

(i)	On May 15, 2023, the Company entered into a Revolving Credit Agreement (the “Revolver”) with a vendor. The Revolver allows the Company to purchase goods from its vendor time to time. The unpaid principal balance of the Revolver may not exceed $250,000 through May 31, 2023, $225,000 through July 31, 2023, and $200,000 through $200,000 through December 31, 2023, at any one time. The Revolver has a maturity date of December 31, 2023 and bears no interest rate. At June 30, 2023, the outstanding balance of the Revolver was $247,629.

In connection with the issuance of the Revolver, the Company issued to the vendor 28 million shares of the Company’s common stock at a price of $0.0045 per share. The Company determined the fair value of the 28 million shares was $126,000, which was recorded as financing costs in the condensed consolidated statement of operations during the six months ended June 30, 2023.

(j)	On June 2, 2023, the Company entered into a note payable with RFMD-LLC in the principal amount of $16,206, with an interest rate of 8% per annum, and a maturity date of December 31, 2023. The note was issued in related to the termination of an operating lease (see Note 10). At June 30, 2023, the outstanding principal was $16,206. original issue discount of $10,000, resulting in net proceeds for $100,000. The note has no stated interest and is due on July 31, 2023. For so long as the note remains unpaid, the Company shall pay within two days of receipt of customer payments on specific customer invoices listed in the note payable.

At December 31, 2022 on item (d), accrued interest on the notes payable was $1,874. During the six months ended June 30, 2023, the Company added $7,995 of additional accrued interest on item (d), leaving $9,689 of accrued interest balance on the notes payable item (d) at June 30, 2023. Accrued interest is included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

As of December 31, 2022, the unamortized debt discount was $218,481. During the six months ended June 30, 2023, the Company added $201,150 of debt discount related to the issuance of debentures, and amortized debt discount of $259,059 to interest expense on the loans. As of June 30, 2023, the unamortized debt discount was $160,652.

Secured Convertible Debentures

Secured debentures that are payable to an otherwise unaffiliated third party consists of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Mast Hill Note 1	204,457	595,000
Mast Hill Note 2	467,912	-
Mast Hill Note 3	230,000	-
Mast Hill Note 4	55,707	-
Less debt discount	(269,114)	(183,940)
Secured debentures, net	$688,962	$411,060

Mast Hill

On July 28, 2022, the Company issued senior secured debentures to an otherwise unaffiliated third-party investor (the “Investor”) in the aggregate of $595,000. The debentures bear interest at a rate of 10% per annum, mature on July 28, 2023, and is convertible into shares of our common stock at a conversion price of $0.0045 per share. If the Company issues subsequent equity instruments at an effective price per share that is lower than the conversion price of $0.0045 per shares, then the conversion price shall be reduced, at the option of the Holder, to a price equal to the Weighted Average Price (as defined), provided, further, that if the conversion price is equal to or less than $0.003, then the conversion price shall be reduced at the option of the Holder to a price equal to the lower price. The senior secured debentures is secured by all of the Company’s assets and the assets of each of its subsidiaries pursuant to the Security Agreement. The security interest granted to the Investor under the Security Agreement was subordinate to the continuing security interest that remains in effect pursuant to the previous grant of a security interest in connection with a then outstanding debenture to an earlier investor all tangible and intangible assets. In connection with the issuances of the debentures, the Company granted to the Investor warrants to purchase up to 100 million shares of the Company’s common stock, which expire on July 28, 2027. The warrants are exercisable at $0.0045 per share. As a result of these issuances and grants, we incurred the following (a) relative fair value of the warrants granted of $223,000; and (b) original issue discounts of $92,325 of the debentures for a total of $315,325 which was allocated as debt discount. The debt discount is being amortized to interest expense over the term of the corresponding debentures. As of December 31, 2022, the unamortized debt discount was $183,940. During the six months ended June 30, 2023, the Company amortized debt discount of $157,662 to interest expense on the loan. As of June 30, 2023, the unamortized debt discount was $26,278.

As of December 31, 2022 the balance due under the obligation was $595,000. During the six months ended June 30, 2023, the Company converted $390,543 of principal and accrued interest into 199,500,000 shares of common stock with a fair value of $888,750 resulting in a loss on extinguishment of debt of $513,520. As of June 30, 2023, $204,247 was due under the note.

Mast Hill Debenture 2

On March 13, 2023, the Company issued an additional senior secured debenture to the Investor in the aggregate of $475,000. The debenture bears interest at a rate of 10% per annum, matures on March 13, 2024, and is convertible into shares of our common stock at a conversion price of $0.0045 per share.

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

In connection with the issuances of the debentures, the Company granted to the Investor warrants to purchase up to 80 million shares of the Company’s common stock, which expire on March 13, 2028. The warrants are exercisable at $0.0045 per share. As a result of these issuances and grants, we incurred the following (a) relative fair value of the warrants granted of $150,000; and (b) original issue discounts and fees of $74,000 of the debentures for a total of $224,000 which was allocated as debt discount. The debt discount is being amortized to interest expense over the term of the corresponding debentures. During the six months ended June 30, 2023, the Company amortized debt discount of $10,839 to interest expense on the loan. As of June 30, 2023, the unamortized debt discount was $213,161.

As of June 30, 2023, $467,912 was due under the note.

Mast Hill Debenture 3

On April 25, 2023, the Company issued an additional senior secured debenture to the Investor in the aggregate of $230,000. The debenture bears interest at a rate of 10% per annum, matures on April 25, 2024, and is convertible into shares of our common stock at a conversion price of $0.0040 per share.

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

In connection with the issuances of the debentures, the Company granted to the Investor warrants to purchase up to 43.6 million shares of the Company’s common stock, which expire on April 25, 2028. The warrants are exercisable at $0.0040 per share. As a result of these issuances and grants, we incurred the following (a) relative fair value of the warrants granted of $56,000; and (b) original issue discounts and fees of $28,000 of the debentures for a total of $84,300 which was allocated as debt discount. The debt discount is being amortized to interest expense over the term of the corresponding debentures. During the six months ended June 30, 2023, the Company amortized debt discount of $15,243 to interest expense on the loan. As of June 30, 2023, the unamortized debt discount was $69,057.

As of June 30, 2023, $230,000 was due under the note.

Mast Hill Debenture 4

On June 14, 2023, the Company issued an additional senior secured debenture to the Investor in the aggregate of $55,706. The debenture bears interest at a rate of 10% per annum, matures on June 14, 2024, and is convertible into shares of our common stock at a conversion price of $0.0040 per share.

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

Further, commencing on July 10, 2023, and continuing on the tenth day of each calendar month thereafter, we are required to redeem an amount equivalent to the sum of $2.00 for each 12-count case of our beverages that we sell in the ordinary course, calculated two months in arrears. Accordingly, the first redemption payment is due and payable on July 10, 2023 for the cases sold during the month of March, 2023. Mandatory redemption payments are based upon revenues recognized by us in accordance with US GAAP for each such month, rather than upon the receipt by us of funds received from sales during a relevant month. The above-referenced seven trading days’ prior notice and conversion provisions do not apply to any of the mandatory redemption payments.

In connection with the issuances of the debentures, the Company granted to the Investor warrants to purchase up to approximately 20.9 million shares of the Company’s common stock, which expire on June 14, 2028. The warrants are exercisable at $0.0040 per share. As a result of these issuances and grants, we incurred the following (a) relative fair value of the warrants granted of $19,000; and (b) original issue discounts and fees of $8,457 of the debentures for a total of $27,457 which was allocated as debt discount. The debt discount is being amortized to interest expense over the term of the corresponding debentures. During the six months ended June 30, 2023, the Company amortized debt discount of $1,204 to interest expense on the loan. As of June 30, 2023, the unamortized debt discount was $26,253.

As of June 30, 2023, $55,707 was due under the note.

As of June 30, 2023, no shares of common stock were potentially issuable under the conversion terms of the outstanding debentures.

At December 31, 2022, accrued interest on the convertible notes payable was $25,756. During the six months ended June 30, 2023, the Company added $40,039 of additional accrued interest, and converted $45,358 of accrued interest, leaving an accrued interest balance on the convertible notes payable of $20,437 at June 30, 2023. Accrued interest is included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

As of December 31, 2022, the unamortized debt discount was $183,940. During the six months ended June 30, 2023, the Company added $334,757 related to the issuance of secured debentures, and amortized debt discount of $250,583 to interest expense on the loans. As of June 30, 2023, the unamortized debt discount was $269,114.

Cash Flows

In summary, our use of cash has been as follows:

For the Six Months Ended June 30, 2023
Net cash used in operating activities	$(585,260)
Net cash used in investing activities	$-
Net cash provided by financing activities	$642,629

Operating Activities

Cash provided by or used in operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, changes in allowance for doubtful accounts, loss on extinguishment of debt, and the change in the fair value of our derivative liabilities, and the effect of changes in working capital and other activities. Cash used in operating activities for the six months ended June 30, 2023 was approximately $585,260 and consisted of a net loss of approximately $3.1 million, adjustments for non-cash items, depreciation, amortization, loss on extinguishment of debt, loss on the change in fair value of derivative liabilities, which in the aggregate total approximately $1,583,502, and approximately $958,352 used in working capital and other activities.

Investing Activities

Cash used in investing activities for six months ended June 30, 2023 was nil.

Financing Activities

Cash provided by financing activities for six months ended June 30, 2023 was approximately $642,629 and was comprised of proceeds from a notes payable of $783,365, proceeds from related party of $99,000, and proceeds from convertible debentures payable of $712,620, offset by payments on our line of credit to related party of $12,000, payments of our acquisition obligations of $3,220, payment of our note payable of $935,196, and payment of finance lease obligations of $1,939.

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

The accounting policies that we follow are set forth in Note 2, Summary of Significant Accounting Policies, of our consolidated financial statements for the quarter ended June 30, 2023. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the consolidated financial statements.

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

Stock-Based Compensation

FASB’s ASC Topic 718, Stock Compensation (formerly, FASB Statement 123R), prescribes accounting and reporting standards for all stock-based payment transactions in which employee and non-employee services are acquired. We measure the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Fair value for restricted stock awards is valued using the closing price of our Common Stock on the date of grant. For our six months ending June 30, 2023 and 2022, we recognized no stock-based compensation expense. See Note 12, Share-Based Compensation, of our consolidated financial statements for the six months ended June 30, 2023, for an additional description of our stock-based compensation that had a material effect on our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies to our consolidated financial statements for the period ended June 30, 2023 for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure control and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, the period covered in this Report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

KONA GOLD BEVERAGE, INC.

August 21, 2023	By:	/s/ Robert Clark
Robert Clark Chief Executive Officer

August 21, 2023	By:	/s/ Lori Radcliffe
Lori Radcliffe Chief Financial Officer

