Form 10-Q
period 2023-09-30
KONA GOLD BEVERAGE, INC.
filed 2023-11-14
CIK 1802546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of the issuer’s common stock, par value $0.0001 per share, outstanding as of November 13, 2023 was 2,453,312,419.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KONA GOLD BEVERAGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$369,931	$39,788
Accounts receivable, net of allowance for doubtful accounts of $154,224 and $145,579, respectively	(120,288)	79,529
Inventory, net of reserve for obsolescence of $80,000, respectively	333,990	859,179
Other current assets	50,306	45,262
Total current assets	633,939	1,023,758

NON-CURRENT ASSETS
Property, plant and equipment, net	279,134	348,064
Right-of-use asset, net	434,402	762,464
Intangible property, net	47,006	66,201
Deposits	7,100	15,125
Total assets	$1,401,581	$2,215,612

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,849,053	$1,379,227
Accrued compensation	325,279	137,083
Notes payable, net of discount of $83,973 and $218,481, respectively, current	903,264	712,499
Notes payable - related parties, current	1,829,000	1,785,651
Acquisition obligations, current	652,788	659,550
Lease liabilities, current	178,074	209,685
Convertible debt, net of discount of $236,783 and $183,940, respectively	662,974	411,060
Total current liabilities	6,400,432	5,294,755

NON-CURRENT LIABILITIES
Notes payable, net of current	56,835	57,055
Lease liabilities, net of current	296,983	629,197
Total liabilities	6,754,250	5,981,007

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred Stock, $.00001 par value, 5,702,000 shares authorized, 989,000 and 988,000 issued and outstanding, respectively	10	10
Common Stock, $.00001 par value, 10,500,000,000 authorized, 2,382,423,530 and 2,000,276,378, issued and outstanding, respectively	23,824	20,003
Common stock issuable (169,998,860 shares)	1,386,489	1,386,497
Additional paid-in capital	20,495,431	18,441,303
Accumulated deficit	(27,258,423)	(23,613,208)
Total stockholders’ deficit	(5,352,669)	(3,765,395)
Total liabilities and stockholders’ deficit	$1,401,581	$2,215,612

See notes to condensed consolidated financial statements.

KONA GOLD BEVERAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES, NET	$687,797	$1,130,546	$2,892,213	$3,299,075
COST OF REVENUES	501,056	873,319	2,230,601	2,608,712
Gross profit	186,741	257,227	661,612	690,363

OPERATING EXPENSES
Selling, general and administrative expenses	656,607	1,075,044	2,858,287	3,045,895
LOSS FROM OPERATIONS	(469,866)	(817,817)	(2,196,675)	(2,355,532)
OTHER INCOME (EXPENSE)
Gain on extinguishment of debt	42,151	-	42,151	-
Gain on divestiture	345,619	-	345,619	-
Interest expense	(176,434)	(253,855)	(779,396)	(867,209)
Financing costs	(5,173)	-	(294,173)	(260,000)
Change in the fair value of derivative liability	-	148,000	-	(1,523,000)
Gain (loss) on extinguishment of debt	(256,792)	(268,810)	(770,312)	(1,141,850)
Other income (expense)	2,403	425	7,571	5,447
NET LOSS	$(518,092)	$(1,192,057)	$(3,645,215)	$(6,142,144)

NET LOSS PER COMMON SHARES:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic and diluted	2,340,337,120	1,760,650,640	2,156,953,058	1,580,864,982

See notes to condensed consolidated financial statements.

KONA GOLD BEVERAGE, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended September 30, 2023

(Unaudited)

	Common Stock		Preferred Stock		Common Shares		Additional		Total
	$.00001 Par		$.00001 Par		Issuable		Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance June 30, 2023	2,294,940,557	$22,949	989,000	$10	169,998,860	$1,386,489	$20,094,053	$(26,740,331)	$(5,236,830)
Common stock issued for conversion of convertible debt and accrued interest	70,000,000	700					314,300		315,000
Common stock issued for ELOC	17,482,973	175					78,498		78,673
Warrants related to convertible notes							8,580		8,580
Net loss								(518,092)	(518,092)
Balance September 30, 2023 (Unaudited)	2,382,423,530	$23,824	989,000	$10	169,998,860	$1,386,489	$20,495,431	$(27,258,423)	$(5,352,669)

For the Nine Months Ended September 30, 2023

(Unaudited)

	Common Stock		Preferred Stock		Common Shares		Additional		Total
	$.00001 Par		$.00001 Par		Issuable		Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance December 31, 2022	2,000,276,378	$20,003	988,000	$10	169,999,860	$1,386,497	$18,441,303	$(23,613,208)	$(3,765,395)
Common stock issued for conversion of convertible debt and accrued interest	269,500,000	2,695					1,201,055		1,203,751
Common stock issued for financing costs (LOC)	28,000,000	280					125,720		126,000
Common stock issued for ELOC	17,482,973	175					78,498		78,673
Warrants related to convertible notes							296,250		296,250
Warrants issued for financing costs (ELOC)							163,000		163,000
Common stock issued upon cashless exercise of warrants	67,164,179	671					(671)		-
Preferred stock issued to a related party for common stock issuable			1,000	-	(1000)	(8)	185,008		185,000
Warrants related to services rendered							5,269		5,269
Net loss								(3,645,215)	(3,645,215)
Balance September 30, 2023 (Unaudited)	2,382,423,530	$23,824	989,000	$10	169,998,860	$1,386,489	$20,495,431	$(27,258,423)	$(5,352,669)

For the Three Months Ended September 30, 2022

(Unaudited)

	Common Stock		Preferred Stock		Common Shares		Additional		Total
	$.00001 Par		$.00001 Par		Issuable		Paid-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
June 30, 2022	1,709,122,945	$17,091	988,000	$10	170,000,000	$1,386,497	$16,855,382	$(21,250,260)	$(2,991,280)

Common stock issued for conversion of convertible debt and accrued interest	97,335,291	974					609,709		610,683

Warrants related to convertible notes							223,000		223,000

Net loss								(1,192,057)	(1,192,057)

Balance September 30, 2022 (Unaudited)	1,806,458,236	$18,065	988,000	$10	170,000,000	$1,386,497	$17,688,091	$(22,442,317)	$(3,349,654)

For the Nine Months Ended September 30, 2022

(Unaudited)

	Common Stock		Preferred Stock		Common Shares		Additional		Total
	$.00001 Par		$.00001 Par		Issuable		Paid-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance December 31, 2021	1,004,709,546	$10,047	988,000	$10	170,000,000	$1,386,497	$10,778,761	$(16,300,173)	$(4,124,858)

Common stock issued for conversion of convertible debt and accrued interest	775,748,690	7,758					6,462,090		6,469,848

Common stock issued with note payable recorded as debt discount	25,000,000	250					134,750		135,000

Common stock issued with employment agreement	1,000,000	10					8,490		8,500

Warrants related to convertible notes							304,000		304,000

Net loss								(6,142,144)	(6,142,144)

Balance September 30, 2022 (Unaudited)	1,806,458,236	$18,065	988,000	$10	170,000,000	$1,386,497	$17,688,091	$(22,442,317)	$(3,349,654)

See notes to condensed consolidated financial statements.

KONA GOLD BEVERAGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
	(Unaudited)	(Unaudited)
CASH USED IN OPERATING ACTIVITIES:
Net loss	$(3,645,215)	$(6,142,144)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	70,353	67,018
Change in allowance for doubtful accounts	8,645	35
Change in inventory reserves	-	-
Right-of-use asset amortization	79,792	143,320
Amortization of debt discount	631,542	702,675
Amortization of intangible assets	10,719	7,316
Preferred stock issued for common stock issuable	185,000
Fair value of warrants issued for financing costs	367,673
Fair value of warrants issued for services	5,269	260,000
Loss on sale of property and equipment	(1,423)	-
Gain on extinguishment of debt	(42,151)	-
Loss on extinguishment of debt	728,056	1,141,855
Loss on termination of operating lease	9,601	-
Gain on change in fair value of derivative liabilities	-	1,523,000
Common stock issued for compensation	-	8,500
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	191,172	(40,147)
Decrease (increase) in inventory	525,188	(433,068)
Decrease (increase) in prepaids	-	278,707
Decrease (increase) in other current assets	(5,044)	12,475
Decrease (increase) in deposits	1,775	-
Increase (decrease) in accounts payable and accrued expenses	759,235	645,765
Increase (decrease) in accrued compensation	188,195	(170,000)
Increase (decrease) in lease liability	(97,106)	(153,890)
Net cash used in operating activities	(28,724)	(2,148,583)

CASH USED IN INVESTING ACTIVITIES:
Purchase of purchase property, plant and equipment	-	(42,923)
Changes in intellectual property	8,475	-
Net provided by investing activities	8,475	(42,923)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from note payable - related party	222,000	260,000
Repayment of note payable - related party	(136,500)	(4,500)
Changes in acquisition obligations	(6,762)	(11,446)
Principal repayments of finance lease obligation	(5,594)	(3,798)
Proceeds from notes payable, net of expenses	800,930	542,000
Repayment of notes payable	(1,251,656)	(5,598)
Proceeds from convertible debentures payable, net of expenses	727,974	981,816
Net cash provided by financing activities	350,392	1,758,474
Net cash increase (decrease) for period	330,143	(433,032)
Cash at beginning of period	39,788	703,825
Cash at end of period	$369,931	$270,793

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$14,947	$533

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Fair value of common shares issued as debt discount on note payable	$-	$135,000
Termination of right of use asset	$248,270	$-
Termination of operating lease liability	$261,125	$-
Note payable issued on termination of lease liability	$16,206	$-
Vendor line of credit reclassified to notes payable	$	$
Common shares issued on conversion of debentures and accrued interest	$315,000	$6,469,848
Fair value of warrants issued upon issuance of convertible notes	$296,250	$-
Derivative liability recorded on issuance of convertible note	$-	$680,000
Note payable on vehicle purchase	$-	$46,576

See notes to condensed consolidated financial statements.

KONA GOLD BEVERAGE, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2023 and 2022

NOTE 1 – OPERATIONS AND GOING CONCERN

The Company was formerly known as Kona Gold Solutions, Inc., and in October 2020, changed its name to Kona Gold Beverage, Inc., a Delaware corporation (“Kona Gold,” the “Company,” “we,” “us,” or “our”). As of September 30, 2023, the Company has three wholly-owned subsidiaries: Kona Gold LLC, a Delaware limited liability company (“Kona”), HighDrate LLC, a Florida limited liability company (“HighDrate”), and Gold Leaf Distribution LLC, a Florida limited liability company (“Gold Leaf”). Kona focuses on the development and marketing of functional and better-for-you beverages: Ooh La Lemin Lemonades that are available in a variety of sparkling and non-sparkling flavors and Kona Gold Energy Drinks that are low-to-zero calorie functional beverages that are high in B vitamins, amino acids, and omegas. HighDrate focuses on the development and marketing of CBD-infused energy waters geared to the fitness and wellness markets. Gold Leaf focuses on the distribution of premium beverages and snacks in key markets, all of which complement our current product offerings.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, in the nine months ended September 30, 2023, the Company recorded a net loss of $3,645,215 and cash used in operations of $28,724 and had a stockholders’ deficit of $5,352,669 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. In addition, the Company’s independent registered public accounting firm, in its report on our December 31, 2022 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2023, the Company had cash on hand in the amount of $369,931. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

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

The allowance for accounts receivable is established through a provision reducing the carrying value of receivables. At September 30, 2023 and December 31, 2022, the allowance was $154,224 and $145,579, respectively.

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

Sales are made to customers under terms allowing certain limited rights of return. The Company records an allowance for returns for each quarter for 3% of total sales. The Company recorded an allowance for sales return at the three months ending September 30, 2023 and 2022 of approximately $26,500 and $32,700, respectively, which is netted against revenue in the accompanying Consolidated Statements of Loss.

The following table presents our net revenues, by revenue source, and the period-over-period percentage change, for the period presented:

	Three Months Ended September 30,
	2023	2022
Revenue Source	Revenue	Revenue	% Change
Distributors	$69,317	$223,849	(69)%
Amazon	6,910	30,334	(77)%
Online Sales	7,710	7,998	(4)%
Retail	629,155	897,549	(30)%
Shipping	1,205	3,516	(66)%
Sales Returns and Allowances	(26,500)	(32,700)	(19)%
Net Revenues	$687,797	$1,130,546	(39)%

	Nine Months Ended September 30,
	2023	2022
Revenue Source	Revenue	Revenue	% Change
Distributors	$384,416	$635,605	(40)%
Amazon	31,828	110,478	(71)%
Online Sales	17,965	30,494	(41)%
Retail	2,545,841	2,616,679	(3)%
Shipping	3,163	10,319	(69)%
Sales Returns and Allowances	(91,000)	(104,500)	(13)%
Net Revenues	$2,892,213	$3,299,075	(12)%

The following table presents our net revenues by product lines for the period presented:

	Three Months September 30,
	2023	2022
Product Line	Revenue	Revenue	% Change
Energy Drinks	$4,327	$25,743	(83)%
CBD Energy Waters	14,604	13,686	7%
Lemonade Drinks	65,006	222,689	(71)%
Apparel	-	63	(100)%
Retail	629,155	897,549	(30)%
Shipping	1,205	3,516	(66)%
Sales returns and allowance	(26,500)	(32,700)	(19)%
Net Revenues	$687,797	$1,130,546	(39)%

	Nine Months September 30,
	2023	2022
Product Line	Revenue	Revenue	% Change
Energy Drinks	$16,749	$148,725	(89)%
CBD Energy Waters	36,329	56,388	(36)%
Lemonade Drinks	381,131	571,285	(33)%
Apparel	-	179	(100)%
Retail	2,545,841	2,616,679	(3)%
Shipping	3,163	10,319	(69)%
Sales returns and allowance	(91,000)	(104,500)	(13)%
Net Revenues	$2,892,213	$3,299,075	(12)%

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expense. Advertising costs aggregated $98,351 and $118,807 for nine months ending September 30, 2023 and 2022, respectively.

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

For the nine months ending September 30, 2023 and 2022, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	September 30, 2023	September 30, 2022
Warrants	448,859,099	278,333,333
Common stock equivalent of Series B Convertible Preferred Stock	488,000	488,000
Common stock equivalent of Series C Convertible Preferred Stock	1,000	-
Common stock equivalent of Series D Convertible Preferred Stock	500,000,000	500,000
Common stock issuable	169,998,860	169,999,860
Restricted common stock	9,600,000	333,838,293
Common stock on convertible debentures and accrued interest	1,228,147,778	783,159,486
Total	2,357,094,737	278,333,333

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

Gross sales. During the three and nine months ended September 30, 2023 and 2022, no customers accounted for more than 10% of gross sales.

Accounts receivable. As of September 30, 2023, the Company had accounts receivable from two customers that comprised 12% and 10%, respectively, of its gross accounts receivable. As of December 31, 2022, the Company had accounts receivable from two customers that comprised 27% and 20%, respectively, of its gross accounts receivable.

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

Purchases from vendors. During the three months ended September 30, 2023, the Company’s largest three vendors accounted for approximately 55%, 12%, and 10% of all purchases, respectively. During the year ended December 31, 2022, the Company’s largest one vendor accounted for approximately 34% of all purchases, respectively.

Accounts payable. As of September 30, 2023, two vendors accounted for more than 10% the total accounts payable. The Company’s largest two vendors accounted for 29%, and 17% of the total accounts payable, respectively. As of December 31, 2022, two vendors accounted for more than 10% the total accounts payable. The Company’s largest two vendors accounted for 31%, and 18% of the total accounts payable, respectively.

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

NOTE 3 – DIVESTITURE

Proceeds from disposals during the nine months ended September 30, 2023 totaled $500,000, which primarily related to sales of our ownership interests in sparkling and non-sparkling Ooh La Lemin Lemonades.

NOTE 4 – INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value, and net of reserves is comprised of the following:

	September 30, 2023	December 31, 2022
Raw materials	$70,915	$198,605
Finished goods, net	263,075	660,574
Total	$333,990	$859,179

At September 30, 2023 and December 31, 2022, inventory presented above is net of a reserve for slow moving and potentially obsolete inventory of $80,000, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property and equipment is comprised of the following:

	September 30, 2023	December 31, 2022
Furniture and Fixtures	$78,944	$78,134
Computers and Software	36,667	36,667
Machinery & Equipment	118,616	118,003
Vehicles	310,348	310,348
Total cost	544,575	543,152
Accumulated depreciation	(265,441)	(195,088)
Property, plant and equipment, net	$279,134	$348,064

Depreciation for the nine months ended September 30, 2023 and 2022, was $72,982 and $67,018 respectively, and is included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Loss.

NOTE 6 – INTANGIBLE ASSETS

Intangible asset consisted of the following:

	September 30, 2023	December 31, 2022
Intangible Assets
Trademarks	$81,750	$85,340
Website development	-	12,200
Accumulated amortization	(34,744)	(28,901)
Total Intangible Assets, net of amortization	$47,006	$68,639

During the nine months ended September 30, 2023 and 2022, the Company recorded amortization expense of $7,316, respectively. The following table summarizes the amortization expense to be recorded in future periods for intangible assets that are subject to amortization:

Year Ending	Amortization
2023 (remaining)	$2,044
2024	8,175
2025	8,175
2026	8,175
2027	8,175
Thereafter	12,262
Total	$47,006

NOTE 7 – NOTES PAYABLE – RELATED PARTIES

Notes payable with related parties consists of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

Note payable – related party (a)	$1,310,500	$1,352,651
Note payable – related party (b)	345,000	260,000
Note payable – related party (c)	125,500	125,500
Note payable – related party (d)	48,000	47,500
Total notes payable – related parties	$1,829,000	$1,785,651

(a)	On April 4, 2019, the Company entered into an unsecured Line of Credit Agreement with Robert Clark. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $1,500,000. Advances under this line of credit bear interest at the rate of 3.75 percent per annum. The line of credit matures on April 4, 2024, at which time all outstanding principal amounts and accrued interest are due and payable. During the nine months ending September 30, 2023, Mr. Clark absolved $42,151. At September 30, 2023 and December 31, 2022, outstanding principal was $1,310,500 and $1,352,651, respectively.

(b)	On May 6, 2022, the Company entered into an unsecured Line of Credit Agreement with Robert Clark. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $300,000. Advances under this line of credit bear interest at the rate of 3.75 percent per annum. The line of credit matures on May 6, 2024, at which time all outstanding principal amounts and accrued interest are due and payable. During the period ended September 30, 2023, Mr. Clark made additional advances of $217,000, and $132,000 of that was repaid by the end of the period. At September 30, 2023 and December 31, 2022, outstanding principal was $345,000 and $260,000, respectively.

(c)	On August 29, 2019, the Company entered into an unsecured Line of Credit Agreement with Robert Clark. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $200,000. Advances under this line of credit bear interest at the rate of 3.75 percent per annum. The line of credit matures on August 29, 2023, at which time all outstanding principal amounts and accrued interest are due and payable. At September 30, 2023 and December 31, 2022, outstanding principal was $125,500 and $125,500, respectively.

(d)	On February 19, 2019, the Company issued an unsecured Standard Promissory Note in Favor of Robert Clark, as lender, in the original principal amount of $70,000. Mr. Clark is the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The note bears no interest. Principal payments of $500 per month commenced in March 2019, with final payment due in March 2021. On March 15, 2022, the Company issued an Amendment to the original issued Standard Promissory Note in Favor of Robert Clark for the remaining outstanding principal of $58,000. On April 3, 2023, the Company issued an Amendment to the original issued Standard Promissory Note in Favor of Robert Clark for the remaining outstanding principal of $46,000 Principal payment of $500 per month, with final payment due in March 2024. The outstanding principal balance of this note at December 31, 2022 was $47,500. During the nine months ended September 30, 2023, the Company received an additional amount of $5,000 and made principal payments of $4,500, leaving an outstanding principal balance of $48,000 at September 30, 2023.

At December 31, 2022, accrued interest on notes payable to related parties was $153,959. During the nine months ended September 30, 2023, the Company added $49,551 of additional accrued interest, leaving an accrued interest balance on the notes payable to related parties of $203,510 at September 30, 2023. Accrued interest is included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

NOTE 8 – NOTES PAYABLE

Notes payable consists of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

Note payable (a)	$22,025	$26,994
Note payable (b)	39,730	44,550
Note payable (c)	39,261	40,103
Note payable (d)	205,576	250,000
Note payable (e)	291,043	626,388
Note payable (f)	62,857	-
Note payable (g)	77,968	-
Note payable (h)	-	-
Note payable (i)	289,406	-
Note payable (j)	16,206	-
Total notes payable	1,044,072	988,035
Less debt discount	(83,973)	(218,481)
Total notes payable, net	960,099	769,554
Notes payable, current portion	(903,264)	(712,499)
Notes payable, net of current portion	$56,835	$57,055

(a)	On August 21, 2021, the Company financed the purchase of a vehicle for $34,763, after making a down payment of $20,000. The loan term is for 60 months, annual interest rate of 5.44%, with monthly principal and interest payments of $665, and secured by the purchased vehicle. At December 31, 2022, the loan balance was $26,994. During the nine months ended September 30, 2023, the Company made principal payments of $4,969, leaving a loan balance of $22,025 at September 30, 2023.

(b)	On September 30, 2022, the Company financed the purchase of a vehicle for $46,576, after making a down payment. The loan term is for 60 months, annual interest rate of 9.44%, with monthly principal and interest payments of $980, and secured by the purchased vehicle. At December 31, 2022, the loan balance was $44,550. During the nine months ended September 30, 2023, the Company made principal payments of $4,820, leaving a loan balance of $39,730 at September 30, 2023.

(c)	In April 2021, the Company entered into a Line of Credit Agreement with Wells Fargo Bank. The Line of Credit is personally guaranteed by Robert Clark, the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $42,000. Advances under this line of credit bear interest at the rate of 11.50% per annum. The line of credit matures in 2023, at which time all outstanding principal amounts and accrued interest are due and payable. As of September 30, 2023 and December 31, 2022, the outstanding principal was $39,261 and $40,103, respectively, which was recorded as the current portion of loan payable on the accompanying Consolidated Balance Sheet.

(d)	On March 25, 2022, the Company entered into a secured debenture with an otherwise unaffiliated individual in the principal amount of $250,000 that was due on March 23, 2023. On March 23, 2023, the Company entered into a First Amendment to Secured Debenture (the “First Amendment”) to amend a Secured Debenture (the “Debenture”), dated as of March 25, 2022. The Debenture is amended and restated in its entirety with the following terms (i) maturity date was extended to March 24, 2024; (ii) interest accrues on the outstanding principal at a rate equal to 12% per annum; (iii) monthly payments of principal and interest shall be made in the amount of $22,212, starting April 24, 2023 until the maturity date, at which date the entirety of the balance of principal plus interest is due. The secured debenture is secured by nine identified motor vehicles of the Company. At December 31, 2022, the outstanding balance of the secured debentures amounted to $250,000. During the nine months ended September 30, 2023, the Company made principal payments of $44,424, leaving a loan balance of $ 205,576 at September 30, 2023.

In connection with the issuance of the original debenture in 2022, the Company issued to the lender 25 million shares of the Company’s common stock at a price of $0.004 per share. The Company determined the fair value of the 25 million shares was $135,000, which was recorded as a debt discount against the secured debenture. At December 31, 2022, the unamortized debt discount was $31,531. During the nine months ended September 30, 2023, the Company amortized debt discount of $31,531 to interest expense on the loan, leaving no remaining unamortized debt discount at September 30, 2023.

(e)

During the year ended December 31, 2022, the Company entered into secured non-interest-bearing advance agreements with unaffiliated third parties for the purchase of future receipts/revenues. Under the agreements, the Company received an aggregate lump sum payment of $561,957, and, in return, the purchaser received a secured right to collect a fix sum of future receipts/revenue of $798,456 to be collected by the Company. During the nine months ended September 30, 2023, the Company entered into additional secured non-interest bearing advance agreements for which the Company received an aggregate lump sum payment of $501,000, and, in return, the purchaser received a secured right to collect a fix sum of future receipts/revenue of $597,500 to be collected by the Company. In accordance with the agreements, the Company agreed to sell, assign, and transfer to the purchaser of all the Company’s payments, receipts, settlements, and funds paid to or received by or for the account of the Company from time to time on and after the dates of the agreements in payment or settlement of the Company’s existing and future accounts, payment intangibles, credit, debit, and/or stored value card transactions, contract rights, and other entitlements arising from or relating to the payment of monies from the Company’s customers and/or other payors or obligors. The agreements require aggregate daily to weekly payments ranging from $1,291 to $1,958 The Company’s obligations under the agreements are secured by the assets described above, and guaranteed by Robert Clark, the Company’s Chief Executive Officer. As of December 31, 2022, the outstanding balance to be paid amounted to $626,388. During the nine months ended September 30, 2023, the Company entered into additional agreements of $586,750, and made payments of $922,096, leaving an aggregate outstanding amount to be paid of $291,043 at September 30, 2023.

During the year ended December 31, 2022, upon execution of the advance and receipt of funds, the Company recorded the difference of $236,499 between the cash collected and the face amount of the obligation as a “note discount” and will amortize the “note discount” as interest expense over the life of the advance. At December 31, 2022, the unamortized “note discount” was $186,950. During the nine months ended September 30, 2023, the recorded an additional unamortized “note discount” of $191,150 related to new advance agreements, and the Company amortized “note discount” of $294,127 to interest expense on the obligation. As of September 30, 2023, the unamortized “note discount” was $83,973.

(f)	On March 9, 2023, the Company entered into a Line of Credit Agreement with American Express National Bank. The Line of Credit is personally guaranteed by Robert Clark, the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $85,000. Advances under this line of credit bear interest at the rate of 19.32% per annum. The line of credit matures on September 9, 2024, at which time all outstanding principal amounts and accrued interest are due and payable. The line of credit requires minimum monthly payments of $5,572. At September 30, 2023, the outstanding principal was $62,857.

(g)	On March 7, 2023, the Company entered into a Line of Credit Agreement with Celtic Bank. The Line of Credit is personally guaranteed by Robert Clark, the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $200,000. Advances under this line of credit bear interest at the rate of 35.90 percent per annum. The line of credit matures on March 7, 2024, at which time all outstanding principal amounts and accrued interest are due and payable. At September 30, 2023, the outstanding principal was $77,968.

(h)	On June 30, 2023, the Company entered into a note payable with IQ Financial, Inc. in the principal amount of $110,000, with an original issue discount of $10,000, resulting in net proceeds for $100,000. The note has no stated interest and is due on July 31, 2023. For so long as the note remains unpaid, the Company shall pay within two days of receipt of customer payments on specific customer invoices listed in the note payable. At September 30, 2023, there was no outstanding balance.

The original issue discount of $10,000 was recorded as a debt discount against the note payable, at September 30, 2023, there was no remaining unamortized debt discount.

(i)	On May 15, 2023, the Company entered into a Revolving Credit Agreement (the “Revolver”) with a vendor. The Revolver allows the Company to purchase goods from its vendor time to time. The unpaid principal balance of the Revolver may not exceed $250,000 through May 31, 2023, $225,000 through July 31, 2023, and $200,000 through $200,000 through December 31, 2023, at any one time. The Revolver has a maturity date of December 31, 2023 and bears no interest rate. At September 30, 2023, the outstanding balance of the Revolver was $289,406.

In connection with the issuance of the Revolver, the Company issued to the vendor 28 million shares of the Company’s common stock at a price of $0.0045 per share. The Company determined the fair value of the 28 million shares was $126,000, which was recorded as financing costs in the condensed consolidated statement of operations during the nine months ended September 30, 2023.

(j)	On June 2, 2023, the Company entered into a note payable with RFMD-LLC in the principal amount of $16,206, with an interest rate of 8% per annum, and a maturity date of December 31, 2023. The note was issued in related to the termination of an operating lease (see Note 10). At September 30, 2023, the outstanding principal was $16,206. original issue discount of $10,000, resulting in net proceeds for $100,000. The note has no stated interest and is due on July 31, 2023. For so long as the note remains unpaid, the Company shall pay within two days of receipt of customer payments on specific customer invoices listed in the note payable.

At December 31, 2022 on item (d), accrued interest on the notes payable was $1,874. During the nine months ended September 30, 2023, the Company added $11,795 of additional accrued interest on item (d), leaving $13,669 of accrued interest balance on the notes payable item (d) at September 30, 2023. Accrued interest is included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

As of December 31, 2022, the unamortized debt discount was $218,481. During the nine months ended September 30, 2023, the Company added $201,150 of debt discount related to the issuance of debentures, and amortized debt discount of $335,658 to interest expense on the loans. As of September 30, 2023, the unamortized debt discount was $83,973.

NOTE 9 – SECURED CONVERTIBLE DEBENTURES

Secured debentures that are payable to an otherwise unaffiliated third party consists of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

Mast Hill Note 1	119,306	595,000
Mast Hill Note 2	431,744	-
Mast Hill Note 3	230,000	-
Mast Hill Note 4	55,707	-
Mast Hill Note 5	63,000	-
Less debt discount	(236,783)	(183,940)
Secured debentures, net	$662,974	$411,060

Mast Hill

On July 28, 2022, the Company issued senior secured debentures to an otherwise unaffiliated third-party investor (the “Investor”) in the aggregate of $595,000. The debentures bear interest at a rate of 10% per annum, mature on July 28, 2023, and is convertible into shares of our common stock at a conversion price of $0.0045 per share. If the Company issues subsequent equity instruments at an effective price per share that is lower than the conversion price of $0.0045 per shares, then the conversion price shall be reduced, at the option of the Holder, to a price equal to the Weighted Average Price (as defined), provided, further, that if the conversion price is equal to or less than $0.003, then the conversion price shall be reduced at the option of the Holder to a price equal to the lower price. The senior secured debentures is secured by all of the Company’s assets and the assets of each of its subsidiaries pursuant to the Security Agreement. The security interest granted to the Investor under the Security Agreement was subordinate to the continuing security interest that remains in effect pursuant to the previous grant of a security interest in connection with a then outstanding debenture to an earlier investor all tangible and intangible assets. In connection with the issuances of the debentures, the Company granted to the Investor warrants to purchase up to 100 million shares of the Company’s common stock, which expire on July 28, 2027. The warrants are exercisable at $0.0045 per share. As a result of these issuances and grants, we incurred the following (a) relative fair value of the warrants granted of $223,000; and (b) original issue discounts of $92,325 of the debentures for a total of $315,325 which was allocated as debt discount. The debt discount is being amortized to interest expense over the term of the corresponding debentures. As of December 31, 2022, the unamortized debt discount was $183,940. During the nine months ended September 30, 2023, the Company amortized debt discount of $168,607 to interest expense on the loan. As of September 30, 2023, the unamortized debt discount was $15,333.

As of December 31, 2022 the balance due under the obligation was $595,000. During the nine months ended September 30, 2023, the Company converted $475,694 of principal and accrued interest into 239,500,000 shares of common stock with a fair value of $1,075,355 resulting in a loss on extinguishment of debt of $513,520. As of September 30, 2023, $119,306 was due under the note.

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

In connection with the issuances of the debentures, the Company granted to the Investor warrants to purchase up to 80 million shares of the Company’s common stock, which expire on March 13, 2028. The warrants are exercisable at $0.0045 per share. As a result of these issuances and grants, we incurred the following (a) relative fair value of the warrants granted of $150,000; and (b) original issue discounts and fees of $74,000 of the debentures for a total of $224,000 which was allocated as debt discount. The debt discount is being amortized to interest expense over the term of the corresponding debentures. During the nine months ended September 30, 2023, the Company amortized debt discount of $78,987 to interest expense on the loan. As of September 30, 2023, the unamortized debt discount was $145,013.

During the nine months ended September 30, 2023, the Company made principal payments of $43,256. As of September 30, 2023, $431,744 was due under the note.

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

In connection with the issuances of the debentures, the Company granted to the Investor warrants to purchase up to 43.6 million shares of the Company’s common stock, which expire on April 25, 2028. The warrants are exercisable at $0.0040 per share. As a result of these issuances and grants, we incurred the following (a) relative fair value of the warrants granted of $56,000; and (b) original issue discounts and fees of $28,000 of the debentures for a total of $84,300 which was allocated as debt discount. The debt discount is being amortized to interest expense over the term of the corresponding debentures. During the nine months ended September 30, 2023, the Company amortized debt discount of $32,649 to interest expense on the loan. As of September 30, 2023, the unamortized debt discount was $51,651.

As of September 30, 2023, $230,000 was due under the note.

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

In connection with the issuances of the debentures, the Company granted to the Investor warrants to purchase up to approximately 20.9 million shares of the Company’s common stock, which expire on June 14, 2028. The warrants are exercisable at $0.0040 per share. As a result of these issuances and grants, we incurred the following (a) relative fair value of the warrants granted of $19,000; and (b) original issue discounts and fees of $8,457 of the debentures for a total of $27,457 which was allocated as debt discount. The debt discount is being amortized to interest expense over the term of the corresponding debentures. During the nine months ended September 30, 2023, the Company amortized debt discount of $15,028 to interest expense on the loan. As of September 30, 2023, the unamortized debt discount was $12,429.

As of September 30, 2023, $55,707 was due under the note.

Mast Hill Debenture 5

On August 10, 2023, the Company issued an additional senior secured debenture to the Investor in the aggregate of $63,000. The debenture bears interest at a rate of 12% per annum, matures on June 14, 2024, and is convertible into shares of our common stock at a conversion price of $0.0030 per share.

At our option, we have the right to redeem, in full, the outstanding principal and interest under the debenture prior to its maturity date; provided, that, as of the date of the then-holder’s receipt of the redemption notice, there has not been an Event of Default. We must pay an amount equal to the principal amount being redeemed plus outstanding and accrued interest thereon, as well as a $1,000 administrative fee (the “Redemption Amount”). We must provide seven Trading Days’ (as such term is defined in the debenture) prior notice to the then-holder of the debenture of our intent to make a redemption. If such notice of redemption is received six months after the Issue Date, the then-holder has the right to convert any or all of such to-be-prepaid amount into shares of our Common Stock in accordance with the conversion provisions of the debenture prior to such redemption.

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

In connection with the issuances of the debentures, the Company granted to the Investor warrants to purchase up to approximately 28.6 million shares of the Company’s common stock, which expire on August 10, 2028. The warrants are exercisable at $0.0030 per share. As a result of these issuances and grants, we incurred the following (a) relative fair value of the warrants granted of $8,580; and (b) original issue discounts and fees of $4,390 of the debentures for a total of $12,970 which was allocated as debt discount. The debt discount is being amortized to interest expense over the term of the corresponding debentures. During the nine months ended September 30, 2023, the Company amortized debt discount of $613 to interest expense on the loan. As of September 30, 2023, the unamortized debt discount was $12,357.

As of September 30, 2023, $63,000 was due under the note.

As of September 30, 2023, no shares of common stock were potentially issuable under the conversion terms of the outstanding debentures.

At December 31, 2022, accrued interest on the convertible notes payable was $25,756. During the nine months ended September 30, 2023, the Company added $60,934 of additional accrued interest, and converted $67,569 of accrued interest, leaving an accrued interest balance on the convertible notes payable of $19,121 at September 30, 2023. Accrued interest is included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

As of December 31, 2022, the unamortized debt discount was $183,940. During the nine months ended September 30, 2023, the Company added $348,727 related to the issuance of secured debentures, and amortized debt discount of $295,884 to interest expense on the loans. As of September 30, 2023, the unamortized debt discount was $236,783.

NOTE 10 – ACQUISITION OBLIGATION

On January 21, 2021, the Company entered into an Agreement and Plan of Merger with S and S and its shareholders and acquired all of the capital stock of S and S. In consideration thereof, the Company issued to them an aggregate of nine million restricted shares of Kona Gold Beverage, Inc.’s common stock (the “Acquisition Stock”) of a fair value of $243,000. The Company did not grant them any registration rights in respect of the shares of Acquisition Stock. The Company also agreed to pay an aggregate of $1,050,000 (the “Aggregate Acquisition Payments”), the majority of which is allocated to certain creditors of S and S (including one of the S and S’s legacy shareholders) and approximately $89,249 was allocated and paid to the five S and S legacy shareholders on a pro rata basis. The Company paid approximately $400,000 of the Aggregate Acquisition Payments at the closing of the transaction. The remaining Aggregate Acquisition Payments, including the Remaining Acquisition Payments, are scheduled to be paid in monthly installments, in arrears on the tenth calendar day of each month, commencing on March 10, 2021, at a rate equivalent to $2.00 per case of Lemin Superior Lemonade (the product line of S and S that we have now branded as Ooh La Lemin) that we sell until the Aggregate Acquisition Payments have been paid in full. The balance payable under the obligation was $659,550 at December 31, 2022. During the period ended September 30, 2023, the Company paid $6,762 of the remaining Aggregate Acquisition Payments, leaving an acquisition obligation balance of $652,788 at September 30, 2023

NOTE 11 – LEASE LIABILITIES

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

On June 1, 2023, the Company entered into a lease termination agreement with its landlord for its building in Conway, South Carolina. The Company’s deposit of $7,500 was applied to outstanding rent, and the Company recorded the removal of its right-of-use asset of $248,270, and corresponding operating lease liability of $261,125 on June 1, 2023. Furthermore, the Company recorded a loss on termination of the lease of $9,601 during the nine months ended September 30, 2023, which is included in selling, general and administrative expenses in the condensed consolidated statements of operations. The Company issued the Landlord a promissory note for $16,206, with interest at a rate of 8% per annum, and a maturity date of December 31, 2023. The lease agreement was terminated effective June 30, 2023.

Finance Leases

On March 17, 2020, the Company entered into a lease agreement for equipment. The finance lease is for a 62-month term that commenced in April 2020 and expires in March 2025. The agreement includes monthly payments of $676.

During the nine months ended September 30, 2023 and 2022, lease costs totaled $136,726 and $152,841, respectively.

Our ROU asset balance was $762,464 as of December 31, 2022. During the nine months ended September 30, 2023, the Company recorded amortization of ROU assets of $79,792 related to its leases and removed an ROU asset of $248,270, resulting in an ROU asset balance of $434,402 as of September 30, 2023.

As of December 31, 2022, lease liabilities totaled $838,882, comprised of finance lease liabilities of $17,824 and operating lease liabilities of $821,058. During the nine months ended September 30, 2023, the Company made payments of $5,594 against its finance lease liability, $97,106 against its operating lease liability and removed $261,125 against its terminated operating lease liability. At September 30, 2023, lease liabilities totaled $475,057, of which the current portion of lease liabilities was $178,074, leaving a long-term lease liabilities balance of $296,983.

As of September 30, 2023, the weighted average remaining lease terms for operating lease and finance lease are 1.50 years and 3.81 years, respectively. As of September 30, 2023, the weighted average discount rate for operating lease is 10.00% and 2.09% for finance lease.

Future minimum lease payments under the leases are as follows:

Years Ending December 31,	Amount
2023 (remaining)	$57,521
2024	197,491
2025	170,059
2026	113,790
2027 and thereafter	-
Total payments	538,861
Less: Amount representing interest	(63,804)
Present value of net minimum lease payments	475,057
Less: Current portion	(178,074)
Non-current portion	$296,983

NOTE 12 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s issued and outstanding preferred stock, par value $0.00001 per share, at September 30, 2023 and December 31, 2022 was 989,000 and 988,000, respectively. The Board, without further stockholder approval, may issue preferred stock in one or more series from time to time and fix or alter the designations, relative rights, priorities, preferences, qualifications, limitations and restrictions of the shares of each series.

Series A Preferred Stock

The Company had authorized 4,000,000 shares of Series A Preferred Stock, par value of $0.00001 per share (the “Series A Preferred Stock”), of which no shares were issued or outstanding at September 30, 2023 and December 31, 2022, respectively. Each share of Series A Preferred Stock, when outstanding, could have been converted into one share of Common Stock.

Series B Preferred Stock

The Company had authorized 1,200,000 shares of Series B Preferred Stock, par value of $0.00001 per share (the “Series B Preferred Stock”), of which 488,000 were issued and outstanding at September 30, 2023 and December 31, 2022, respectively. Each share of Series B Preferred Stock may be converted into one share of Common Stock.

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

At September 30, 2023, 1,000 shares of Series C Preferred Stock were issued and outstanding, and at December 31, 2022, no shares of Series C Preferred Stock were issued and outstanding.

Series D Preferred Stock

The Company had authorized 500,000 shares of Series D Preferred Stock, par value of $0.00001 per share (the “Series D Preferred Stock”), of which 500,000 shares were issued and outstanding at September 30, 2023 and December 31, 2022, respectively. Each share of the Series D Preferred Stock may be converted into 1,000 shares of Common Stock.

Common Stock

On February 13, 2023, the Company increased the authorized number of shares of Common Stock from 2,500,000,000 to 10,500,000,000 shares, par value $0.00001 per share (the “Common Stock”), by filing a Certificate of Amendment to the amended and restated Certificate of Incorporation with the Secretary of State of the State of Delaware. The Company has authorized 10,500,000,000 shares of the Common Stock, of which 2,382,423,530 shares were issued and outstanding at September 30, 2023, and 2,000,276,378 shares were issued and outstanding at December 31, 2022, respectively.

Equity Transactions

During the nine months ended September 30, 2023, the Company issued an aggregate of 28,000,000 shares of Common Stock for payment of financing costs of $126,000.

During the nine months ended September 30, 2023, the Company issued an aggregate of 269,500,000 shares of Common Stock with a fair value of $1,212,750 upon the conversion of $493,366 of principal, and $60,934 of accrued interest on its secured convertible debentures, at an average price of $0.0020 resulting in a loss on extinguishment of debt of $654,450 (see Note 9).

During the nine months ended September 30, 2023, the Company issued an aggregate of 67,164,179 shares of Common Stock on the cashless exercise of warrants.

During the nine months ended September 30, 2023, the Company issued an aggregate of 17,482,973 shares of Common Stock with a fair value of $78,673 at an average price of $0.0011 for financing related to 2023 Equity Purchase Agreement (see 2023 Equity Purchase Agreement).

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

During the nine months ended September 30, 2023, the Company issued an aggregate of 17,482,973 shares of Common Stock with a fair value of $78,673 at an average price of $0.0011

NOTE 13 – SHARE BASED COMPENSATION

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

The 120,000,000 shares of the Common Stock were issued to Mr. Clark, as follows: (i) on October 28, 2015, the Company issued 30,000,000 of such shares; (ii) on March 2, 2016, the Company issued 40,000,000 of such, and (iii) on Mary 16, 2016, the Company issued 50,000,000 of such shares. On April 19, 2018, (i) 40,000,000 shares were cancelled and returned to the Company, and on July 31, 2019, (ii) an additional 50,000,000 shares were cancelled and returned to the Company. Accordingly, as of December 31, 2019, the Company owed to Mr. Clark an aggregate of 169,999,860 shares to be reissued to him upon his request pursuant to the terms of the oral agreement with him which were valued at $1,386,497 based on their fair value at the date of grant. The amounts are reflected as common stock issuable as of September 30, 2023 and December 31, 2022.

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

Summary of Warrants

A summary of warrants for the nine months ended September 30, 2023 is as follows:

		Weighted
	Number	Average
	of	Exercise
	Warrants	Price
Balance outstanding, December 31, 2022	278,333,333	0.0223
Warrants granted	257,689,945	0.0038
Warrants exercised	(67,164,179)	0.0149
Warrants expired or forfeited	(20,000,000)	-
Balance outstanding, September 30, 2023	448,859,099	$0.0137
Balance exercisable, September 30, 2023	448,859,099	$0.0137

Information relating to outstanding warrants at September 30, 2023, summarized by exercise price, is as follows:

	Outstanding			Exercisable
Exercise Price Per Share	Shares	Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$0.0030 - 0.0048	290,525,766	4.49	$0.0043	290,525,766	$0.0043
$0.03	158,333,333	1.01	$0.03	158,333,333	$0.03
	448,859,099	3.17	$0.0146	448,859,099	$0.0146

Based on the fair market value of $0.0022 per share on September 30, 2023, there was no intrinsic value attributed to both the outstanding and exercisable warrants at September 30, 2023.

In connection with the issuance of senior convertible secured debentures on March 13, 2023 (see Note 9), the Company granted warrants with a relative fair value of $285,000 to purchase up to an aggregate of 80,000,000 shares of the Common Stock. Each warrant has a five-year term from issuance and is immediately exercisable at an exercise price of $0.0045 per share, subject to adjustment. The relative fair value of these warrants at grant date was $285,000, which was determined using a Black-Scholes-Merton option pricing model with the following assumptions: fair value of our stock price of $0.0044 per share, the expected term of three years, volatility of 257%, dividend rate of 0%, and risk-free interest rate of 3.88%.

In connection with the issuance of 2023 Equity Purchase Agreement on March 30, 2023 (see Note 12), the Company granted warrants to purchase up to an aggregate of 56,000,000 shares of the Common Stock. Each warrant has a five-year term from issuance and is immediately exercisable at an exercise price of $0.0045 per share, subject to adjustment. The fair value of these warrants at grant date was $165,000, which was determined using a Black-Scholes-Merton option pricing model with the following assumptions: fair value of our stock price of $0.0044 per share, the expected term of three years, volatility of 257%, dividend rate of 0%, and risk-free interest rate of 3.88%.

In connection with the issuance of senior convertible secured debentures on April 25, 2023 (see Note 9), the Company granted warrants with a relative fair value of $89,000 to purchase up to an aggregate of 43,600,000 shares of the Common Stock. Each warrant has a five-year term from issuance and is immediately exercisable at an exercise price of $0.0040 per share, subject to adjustment. The relative fair value of these warrants at grant date was $89,000, which was determined using a Black-Scholes-Merton option pricing model with the following assumptions: fair value of our stock price of $0.0028 per share, the expected term of three years, volatility of 233%, dividend rate of 0%, and risk-free interest rate of 3.62%.

In connection with the issuance of senior convertible secured debentures on June 14, 2023 (see Note 9), the Company granted warrants with a relative fair value of $37,000 to purchase up to an aggregate of 20,889,945 shares of the Common Stock. Each warrant has a five-year term from issuance and is immediately exercisable at an exercise price of $0.0030 per share, subject to adjustment. The relative fair value of these warrants at grant date was $37,000, which was determined using a Black-Scholes-Merton option pricing model with the following assumptions: fair value of our stock price of $0.0024 per share, the expected term of three years, volatility of 232%, dividend rate of 0%, and risk-free interest rate of 4.37%.

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

In connection with the issuance of senior convertible secured debentures on August 8, 2023 (see Note 9), the Company granted warrants with a relative fair value of $8,580 to purchase up to an aggregate of 28,600,000 shares of the Common Stock. Each warrant has a five-year term from issuance and is immediately exercisable at an exercise price of $0.0030 per share, subject to adjustment. The relative fair value of these warrants at grant date was $8,580, which was determined using a Black-Scholes-Merton option pricing model with the following assumptions: fair value of our stock price of $0.0024 per share, the expected term of three years, volatility of 232%, dividend rate of 0%, and risk-free interest rate of 4.37%.

NOTE 14 – SUBSEQUENT EVENTS

Cashless Conversion of Secured Convertible Debentures

The Company issued an aggregate of 136,250,000 shares of Common Stock to Mast Hill upon the conversion of $127,121 of principal, and $17,029 of accrued interest at an exercise price of $0.00108. We issued these shares of common stock pursuant to the exception from registration provided by Section 3(a)(9) of the Securities Act, we did not receive any funds resulting from the conversions as we had received funds from Mast Hill Fund from the secured debentures that we sold in March 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition for the three and nine months ended September 30, 2023 and 2022 should be read in conjunction with the financial statements and related notes and the other financial information that are included elsewhere in this Quarterly Report. This discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements,” and “Description of Business” sections in this Annual Report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this Annual Report and other filings with the SEC, reports to our stockholders, and news releases. All statements that express expectations, estimates, forecasts, or projections are forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “project,” “forecast,” “may,” “should,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties, and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements.

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

Results of Operations

Overview

In the nine months ended September 30, 2023, the Company saw a decrease in growth compared to the same period of the prior year period.

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

We have experienced and expect to continue to experience a decrease in our operations as we seek to reorganize and evaluate the Company’s operations. We expect that revenue will decrease in fiscal year 2023 compared to fiscal year 2022, as the Company has sold its interest in Ooh La Lemin lemonades, and anticipates closing one of its two distribution centers located in Greer, SC during the remaining there months of fiscal year 2023. The following is a more detailed discussion of our financial condition and results of operations for the period presented.

Three Months ended September 30, 2023 compared to Three Months ended September 30, 2022

Overview

As reflected in the accompanying financial statements, during the three months ended September 30, 2023, we incurred a net loss of approximately $518,092, compared to a net loss of approximately $1.2 million for the three months ended September 30, 2022. As of September 30, 2023, we had a stockholders’ deficit of approximately $5.4 million.

The following is a more detailed discussion of our financial condition and results of operations for the period presented, along with prior periods.

Revenue

The following table presents our net revenues, by revenue source, and the period-over-period percentage change, for the period presented:

	Three Months Ended September 30,
	2023	2022
Revenue Source	Revenue	Revenue	% Change
Distributors	$69,317	$223,849	(69)%
Amazon	6,910	30,334	(77)%
Online Sales	7,710	7,998	(4)%
Retail	629,155	897,549	(30)%
Shipping	1,205	3,516	(66)%
Sales Returns and Allowances	(26,500)	(32,700)	(19)%
Net Revenues	$687,797	$1,130,546	(39)%

The following table presents our net revenues by product lines for the period presented:

	Three Months September 30,
	2023	2022
Product Line	Revenue	Revenue	% Change
Energy Drinks	$4,327	$25,743	(83)%
CBD Energy Waters	14,604	13,686	7%
Lemonade Drinks	65,006	222,689	(71)%
Apparel	-	63	(100)%
Retail	629,155	897,549	(30)%
Shipping	1,205	3,516	(66)%
Sales returns and allowance	(26,500)	(32,700)	(19)%
Net Revenues	$687,797	$1,130,546	(39)%

During the three months ended September 30, 2023, we reported net revenues of approximately $687,797, which is a decrease of approximately $442,749, or approximately 39%, compared to net revenues of approximately $1.1 million for the three months ended September 30, 2022. A decrease of approximately $268,394 of our revenue is attributable to decreased retail revenue, while our remaining net revenue decreased in net revenue by approximately $174,335. We attribute the decrease in retail revenue to a loss of a vendor that we purchase certain products from and the subsequent loss in distribution to customers that we sold those products to. We attribute the decrease in remaining net revenue to financing the Company’s product line. We anticipate that revenue will continue to decrease in fiscal year 2023 compared to fiscal year 2022, as the Company has sold its interest in Ooh La Lemin lemonades, and expects closing one of its two distribution centers located in Greer, SC during the remaining three months of fiscal year 2023. The Company anticipates evaluating and reorganize its operations in the remaining three months of fiscal year 2023.s

Cost of Revenues

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

During the three months ended September 30, 2023, we reported cost of revenues of approximately $501,056, which is a decrease of approximately $372,263, or approximately 43%, compared to approximately $873,319 for the three months ended September 30, 2022. This decrease is attributed to the decrease in sales in both our products and retail distribution in 2023, compared to the prior year period. We expect that we will continue to see comparable cost of revenues to the revenues in the remaining fiscal year 2023. In addition, as the Company continues to evaluate and reorganize, we expect the cost of revenue to decrease.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses (“SG&A”) expenses consist primarily of professional fees, salaries and wages, advertising, rent, travel expenses, sponsorships, and general office and administrative expenses related to maintaining our facilities. Selling, general and administrative expenses decreased in the three months ended September 30, 2023, to approximately $656,607 from approximately $1,075,044, a decrease of approximately $418,437 over the same period last year. The decrease was driven by decreased operating expenses associated with lower advertising costs, wages and salaries, legal expense related to corporate activity, and rent, vehicle, and shipping expenses associated with selling our ownership interests in Ooh La Lemin. We expect that, as we decrease our business operations, SG&A expenses will continue to decrease.

We expect that as we reorganize and evaluate our business operations, SG&A expenses will continue to decrease.

Other Income and Expenses

Other expense for the three months ended September 30, 2023 was approximately $48,226, as compared to other expense of approximately $374,240 for the three months ended September 30, 2022. The change was attributable to the decrease in interest expense of approximately $77,421 related to decreased debt levels and debt amortization, a gain on debt extinguishment of approximately $54,169, a gain on divestiture of approximately $345,619, other income of approximately $1,978, and was offset with the recording of an increase in financing costs of approximately $5,173 and the decrease in the change in the fair value of derivative liabilities of approximately $148,000.

Net Loss

We incurred a net loss of approximately $518,092 for the three months ended September 30, 2023, a decrease of approximately $673,965 compared to the prior year period in which we incurred a net loss of approximately $1.2 million. This net loss is primarily due to a decrease in other expenses and a decrease in SG&A expenses, as discussed above.

Nine months ended September 30, 2023 compared to Three Months ended September 30, 2022

Overview

As reflected in the accompanying financial statements, during the nine months ended September 30, 2023, we incurred a net loss of approximately $3.6 million and cash used in operations of approximately $28,724, compared to a net loss of approximately $6.1 million and use of cash in operations of approximately $2.1 million for the nine months ended September 30, 2022. As of September 30, 2023, we had a stockholders’ deficit of approximately $5.4 million.

The following is a more detailed discussion of our financial condition and results of operations for the period presented, along with prior periods.

Revenue

The following table presents our net revenues, by revenue source, and the period-over-period percentage change, for the period presented:

	Nine Months Ended September 30,
	2023	2022
Revenue Source	Revenue	Revenue	% Change
Distributors	$384,416	$635,605	(40)%
Amazon	31,828	110,478	(71)%
Online Sales	17,965	30,494	(41)%
Retail	2,545,841	2,616,679	(3)%
Shipping	3,163	10,319	(69)%
Sales Returns and Allowances	(91,000)	(104,500)	(13)%
Net Revenues	$2,892,213	$3,299,075	(12)%

The following table presents our net revenues by product lines for the period presented:

	Nine Months September 30,
	2023	2022
Product Line	Revenue	Revenue	% Change
Energy Drinks	$16,749	$148,725	(89)%
CBD Energy Waters	36,329	56,388	(36)%
Lemonade Drinks	381,131	571,285	(33)%
Apparel	-	179	(100)%
Retail	2,545,841	2,616,679	(3)%
Shipping	3,163	10,319	(69)%
Sales returns and allowance	(91,000)	(104,500)	(13)%
Net Revenues	$2,892,213	$3,299,075	(12)%

During the nine months ended September 30, 2023, we reported net revenues of approximately $2.89 million, which is a decrease of approximately $406,862, or approximately 12%, compared to net revenues of approximately $3.299 million for the three months ended September 30, 2022. A decrease of approximately $70,838 of our revenue is attributable to a decrease in retail revenue, while our remaining net revenue decreased in net revenue by approximately $336,024. We attribute the decrease in retail revenue to a loss of a vendor that we purchase certain products from and the subsequent loss in distribution to customers that we sold those products to. We attribute the decrease in remaining net revenue to financing the Company’s product line. We anticipate that revenue will continue to decrease in fiscal year 2023 compared to fiscal year 2022, as the Company has sold its interest in Ooh La Lemin lemonades, and expects closing one of its two distribution centers located in Greer, SC during the remaining three months of fiscal year 2023. The Company anticipates evaluating and reorganize its operations in the remaining three months of fiscal year 2023.

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

During the nine months ended September 30, 2023, we reported cost of revenues of approximately $2.2 million, which is a decrease of approximately $378,111, or approximately 14%, compared to approximately $2.6 million for the nine months ended September 30, 2022. This decrease is attributed to the decrease in sales in both our products and retail distribution in 2023, compared to the prior year period. We expect that we will continue to see comparable cost of revenues to the revenues in the remaining fiscal year 2023. In addition, as the Company continues to evaluate and reorganize, we expect the cost of revenue to decrease.

Selling, General and Administrative Expenses

Selling, General and Administrative Expenses (“SG&A”) expenses consist primarily of professional fees, salaries and wages, advertising, rent, travel expenses, sponsorships, and general office and administrative expenses related to maintaining our facilities. Selling, general and administrative expenses decreased in the nine months ended September 30, 2023, to approximately $2.9 million from approximately $3 million, a decrease of approximately $187,608 over the same period last year. The decrease was driven by decreased operating expenses associated with lower advertising costs, wages and salaries, legal expense related to corporate activity, and rent, vehicle, and shipping expenses associated with selling our ownership interests in Ooh La Lemin. We expect that, as we decrease our business operations, SG&A expenses will continue to decrease.

We expect that as we reorganize and evaluate our business operations, SG&A expenses will continue to decrease.

Other Income and Expenses

Other expense for the nine months ended September 30, 2023 was approximately $1.4 million, as compared to other expense of approximately $3.8 million for the nine months ended September 30, 2022. The change was attributable to the decrease in interest expense of approximately $87,813 related to debt levels and debt amortization, the change in the fair value of derivative liabilities of approximately $1.5 million, which did not occur in the current period, gain on divestiture of approximately $345,619, and a gain on the loss on debt extinguishment of approximately $413,689, and was offset with increase in in the recording of financing costs of approximately 34,173.

Net Loss

We incurred a net loss of approximately $3.6 million for the nine months ended September 30, 2023, a decrease of approximately $2.5 million compared to the prior year period in which we incurred a net loss of approximately $6.1 million. This decrease in net loss is primarily due to a significant decrease in other expenses, as discussed above.

Liquidity and Capital Resources

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, in the nine months ended September 30, 2023, the Company recorded a net loss of $3,645,215 and cash used in operations of $28,724 and had a stockholders’ deficit of $5,352,669 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. In addition, the Company’s independent registered public accounting firm, in its report on our December 31, 2022 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At September 30, 2023, the Company had cash on hand in the amount of $369,931. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

Notes Payable

Notes payable consists of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

Note payable (a)	$22,025	$26,994
Note payable (b)	39,730	44,550
Note payable (c)	39,261	40,103
Note payable (d)	205,576	250,000
Note payable (e)	291,043	626,388
Note payable (f)	62,857	-
Note payable (g)	77,968	-
Note payable (h)	-	-
Note payable (i)	289,406	-
Note payable (j)	16,206	-
Total notes payable	1,044,072	988,035
Less debt discount	(83,973)	(218,481)
Total notes payable, net	960,099	769,554
Notes payable, current portion	(903,264)	(712,499)
Notes payable, net of current portion	$56,835	$57,055

(a)	On August 21, 2021, the Company financed the purchase of a vehicle for $34,763, after making a down payment of $20,000. The loan term is for 60 months, annual interest rate of 5.44%, with monthly principal and interest payments of $665, and secured by the purchased vehicle. At December 31, 2022, the loan balance was $26,994. During the nine months ended September 30, 2023, the Company made principal payments of $4,969, leaving a loan balance of $22,025 at September 30, 2023.

(b)	On September 30, 2022, the Company financed the purchase of a vehicle for $46,576, after making a down payment. The loan term is for 60 months, annual interest rate of 9.44%, with monthly principal and interest payments of $980, and secured by the purchased vehicle. At December 31, 2022, the loan balance was $44,550. During the nine months ended September 30, 2023, the Company made principal payments of $4,820, leaving a loan balance of $39,730 at September 30, 2023.

(c)	In April 2021, the Company entered into a Line of Credit Agreement with Wells Fargo Bank. The Line of Credit is personally guaranteed by Robert Clark, the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $42,000. Advances under this line of credit bear interest at the rate of 11.50% per annum. The line of credit matures in 2023, at which time all outstanding principal amounts and accrued interest are due and payable. As of September 30, 2023 and December 31, 2022, the outstanding principal was $39,261 and $40,103, respectively, which was recorded as the current portion of loan payable on the accompanying Consolidated Balance Sheet.

(d)	On March 25, 2022, the Company entered into a secured debenture with an otherwise unaffiliated individual in the principal amount of $250,000 that was due on March 23, 2023. On March 23, 2023, the Company entered into a First Amendment to Secured Debenture (the “First Amendment”) to amend a Secured Debenture (the “Debenture”), dated as of March 25, 2022. The Debenture is amended and restated in its entirety with the following terms (i) maturity date was extended to March 24, 2024; (ii) interest accrues on the outstanding principal at a rate equal to 12% per annum; (iii) monthly payments of principal and interest shall be made in the amount of $22,212, starting April 24, 2023 until the maturity date, at which date the entirety of the balance of principal plus interest is due. The secured debenture is secured by nine identified motor vehicles of the Company. At December 31, 2022, the outstanding balance of the secured debentures amounted to $250,000. During the nine months ended September 30, 2023, the Company made principal payments of $44,424, leaving a loan balance of $ 205,576 at September 30, 2023.

In connection with the issuance of the original debenture in 2022, the Company issued to the lender 25 million shares of the Company’s common stock at a price of $0.004 per share. The Company determined the fair value of the 25 million shares was $135,000, which was recorded as a debt discount against the secured debenture. At December 31, 2022, the unamortized debt discount was $31,531. During the nine months ended September 30, 2023, the Company amortized debt discount of $31,531 to interest expense on the loan, leaving no remaining unamortized debt discount at September 30, 2023.

(e)

During the year ended December 31, 2022, the Company entered into secured non-interest-bearing advance agreements with unaffiliated third parties for the purchase of future receipts/revenues. Under the agreements, the Company received an aggregate lump sum payment of $561,957, and, in return, the purchaser received a secured right to collect a fix sum of future receipts/revenue of $798,456 to be collected by the Company. During the nine months ended September 30, 2023, the Company entered into additional secured non-interest bearing advance agreements for which the Company received an aggregate lump sum payment of $501,000, and, in return, the purchaser received a secured right to collect a fix sum of future receipts/revenue of $597,500 to be collected by the Company. In accordance with the agreements, the Company agreed to sell, assign, and transfer to the purchaser of all the Company’s payments, receipts, settlements, and funds paid to or received by or for the account of the Company from time to time on and after the dates of the agreements in payment or settlement of the Company’s existing and future accounts, payment intangibles, credit, debit, and/or stored value card transactions, contract rights, and other entitlements arising from or relating to the payment of monies from the Company’s customers and/or other payors or obligors. The agreements require aggregate daily to weekly payments ranging from $1,291 to $1,958 The Company’s obligations under the agreements are secured by the assets described above, and guaranteed by Robert Clark, the Company’s Chief Executive Officer. As of December 31, 2022, the outstanding balance to be paid amounted to $626,388. During the nine months ended September 30, 2023, the Company entered into additional agreements of $586,750, and made payments of $922,096, leaving an aggregate outstanding amount to be paid of $291,043 at September 30, 2023.

During the year ended December 31, 2022, upon execution of the advance and receipt of funds, the Company recorded the difference of $236,499 between the cash collected and the face amount of the obligation as a “note discount” and will amortize the “note discount” as interest expense over the life of the advance. At December 31, 2022, the unamortized “note discount” was $186,950. During the nine months ended September 30, 2023, the recorded an additional unamortized “note discount” of $191,150 related to new advance agreements, and the Company amortized “note discount” of $294,127 to interest expense on the obligation. As of September 30, 2023, the unamortized “note discount” was $83,973.

(f)	On March 9, 2023, the Company entered into a Line of Credit Agreement with American Express National Bank. The Line of Credit is personally guaranteed by Robert Clark, the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $85,000. Advances under this line of credit bear interest at the rate of 19.32% per annum. The line of credit matures on September 9, 2024, at which time all outstanding principal amounts and accrued interest are due and payable. The line of credit requires minimum monthly payments of $5,572. At September 30, 2023, the outstanding principal was $62,857.

(g)	On March 7, 2023, the Company entered into a Line of Credit Agreement with Celtic Bank. The Line of Credit is personally guaranteed by Robert Clark, the Company’s President, Chief Executive Officer, Secretary, and Chairman of the Board. The agreement established a revolving line of credit in the amount of up to $200,000. Advances under this line of credit bear interest at the rate of 35.90 percent per annum. The line of credit matures on March 7, 2024, at which time all outstanding principal amounts and accrued interest are due and payable. At September 30, 2023, the outstanding principal was $77,968.

(h)	On June 30, 2023, the Company entered into a note payable with IQ Financial, Inc. in the principal amount of $110,000, with an original issue discount of $10,000, resulting in net proceeds for $100,000. The note has no stated interest and is due on July 31, 2023. For so long as the note remains unpaid, the Company shall pay within two days of receipt of customer payments on specific customer invoices listed in the note payable. At September 30, 2023, there was no outstanding balance.

The original issue discount of $10,000 was recorded as a debt discount against the note payable, at September 30, 2023, there was no remaining unamortized debt discount.

(i)	On May 15, 2023, the Company entered into a Revolving Credit Agreement (the “Revolver”) with a vendor. The Revolver allows the Company to purchase goods from its vendor time to time. The unpaid principal balance of the Revolver may not exceed $250,000 through May 31, 2023, $225,000 through July 31, 2023, and $200,000 through $200,000 through December 31, 2023, at any one time. The Revolver has a maturity date of December 31, 2023 and bears no interest rate. At September 30, 2023, the outstanding balance of the Revolver was $289,406.

In connection with the issuance of the Revolver, the Company issued to the vendor 28 million shares of the Company’s common stock at a price of $0.0045 per share. The Company determined the fair value of the 28 million shares was $126,000, which was recorded as financing costs in the condensed consolidated statement of operations during the nine months ended September 30, 2023.

(j)	On June 2, 2023, the Company entered into a note payable with RFMD-LLC in the principal amount of $16,206, with an interest rate of 8% per annum, and a maturity date of December 31, 2023. The note was issued in related to the termination of an operating lease (see Note 10). At September 30, 2023, the outstanding principal was $16,206. original issue discount of $10,000, resulting in net proceeds for $100,000. The note has no stated interest and is due on July 31, 2023. For so long as the note remains unpaid, the Company shall pay within two days of receipt of customer payments on specific customer invoices listed in the note payable.

At December 31, 2022 on item (d), accrued interest on the notes payable was $1,874. During the nine months ended September 30, 2023, the Company added $11,795 of additional accrued interest on item (d), leaving $13,669 of accrued interest balance on the notes payable item (d) at September 30, 2023. Accrued interest is included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

As of December 31, 2022, the unamortized debt discount was $218,481. During the nine months ended September 30, 2023, the Company added $201,150 of debt discount related to the issuance of debentures, and amortized debt discount of $335,658 to interest expense on the loans. As of September 30, 2023, the unamortized debt discount was $83,973.

Secured Convertible Debentures

Secured debentures that are payable to an otherwise unaffiliated third party consists of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

Mast Hill Note 1	119,306	595,000
Mast Hill Note 2	431,744	-
Mast Hill Note 3	230,000	-
Mast Hill Note 4	55,707	-
Mast Hill Note 5	63,000	-
Less debt discount	(236,783)	(183,940)
Secured debentures, net	$662,974	$411,060

Mast Hill

On July 28, 2022, the Company issued senior secured debentures to an otherwise unaffiliated third-party investor (the “Investor”) in the aggregate of $595,000. The debentures bear interest at a rate of 10% per annum, mature on July 28, 2023, and is convertible into shares of our common stock at a conversion price of $0.0045 per share. If the Company issues subsequent equity instruments at an effective price per share that is lower than the conversion price of $0.0045 per shares, then the conversion price shall be reduced, at the option of the Holder, to a price equal to the Weighted Average Price (as defined), provided, further, that if the conversion price is equal to or less than $0.003, then the conversion price shall be reduced at the option of the Holder to a price equal to the lower price. The senior secured debentures is secured by all of the Company’s assets and the assets of each of its subsidiaries pursuant to the Security Agreement. The security interest granted to the Investor under the Security Agreement was subordinate to the continuing security interest that remains in effect pursuant to the previous grant of a security interest in connection with a then outstanding debenture to an earlier investor all tangible and intangible assets. In connection with the issuances of the debentures, the Company granted to the Investor warrants to purchase up to 100 million shares of the Company’s common stock, which expire on July 28, 2027. The warrants are exercisable at $0.0045 per share. As a result of these issuances and grants, we incurred the following (a) relative fair value of the warrants granted of $223,000; and (b) original issue discounts of $92,325 of the debentures for a total of $315,325 which was allocated as debt discount. The debt discount is being amortized to interest expense over the term of the corresponding debentures. As of December 31, 2022, the unamortized debt discount was $183,940. During the nine months ended September 30, 2023, the Company amortized debt discount of $168,607 to interest expense on the loan. As of September 30, 2023, the unamortized debt discount was $15,333.

As of December 31, 2022 the balance due under the obligation was $595,000. During the nine months ended September 30, 2023, the Company converted $475,694 of principal and accrued interest into 239,500,000 shares of common stock with a fair value of $1,075,355 resulting in a loss on extinguishment of debt of $513,520. As of September 30, 2023, $119,306 was due under the note.

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

In connection with the issuances of the debentures, the Company granted to the Investor warrants to purchase up to 80 million shares of the Company’s common stock, which expire on March 13, 2028. The warrants are exercisable at $0.0045 per share. As a result of these issuances and grants, we incurred the following (a) relative fair value of the warrants granted of $150,000; and (b) original issue discounts and fees of $74,000 of the debentures for a total of $224,000 which was allocated as debt discount. The debt discount is being amortized to interest expense over the term of the corresponding debentures. During the nine months ended September 30, 2023, the Company amortized debt discount of $78,987 to interest expense on the loan. As of September 30, 2023, the unamortized debt discount was $145,013.

During the nine months ended September 30, 2023, the Company made principal payments of $43,256. As of September 30, 2023, $431,744 was due under the note.

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

In connection with the issuances of the debentures, the Company granted to the Investor warrants to purchase up to 43.6 million shares of the Company’s common stock, which expire on April 25, 2028. The warrants are exercisable at $0.0040 per share. As a result of these issuances and grants, we incurred the following (a) relative fair value of the warrants granted of $56,000; and (b) original issue discounts and fees of $28,000 of the debentures for a total of $84,300 which was allocated as debt discount. The debt discount is being amortized to interest expense over the term of the corresponding debentures. During the nine months ended September 30, 2023, the Company amortized debt discount of $32,649 to interest expense on the loan. As of September 30, 2023, the unamortized debt discount was $51,651.

As of September 30, 2023, $230,000 was due under the note.

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

In connection with the issuances of the debentures, the Company granted to the Investor warrants to purchase up to approximately 20.9 million shares of the Company’s common stock, which expire on June 14, 2028. The warrants are exercisable at $0.0040 per share. As a result of these issuances and grants, we incurred the following (a) relative fair value of the warrants granted of $19,000; and (b) original issue discounts and fees of $8,457 of the debentures for a total of $27,457 which was allocated as debt discount. The debt discount is being amortized to interest expense over the term of the corresponding debentures. During the nine months ended September 30, 2023, the Company amortized debt discount of $15,028 to interest expense on the loan. As of September 30, 2023, the unamortized debt discount was $12,429.

As of September 30, 2023, $55,707 was due under the note.

Mast Hill Debenture 5

On August 10, 2023, the Company issued an additional senior secured debenture to the Investor in the aggregate of $63,000. The debenture bears interest at a rate of 12% per annum, matures on June 14, 2024, and is convertible into shares of our common stock at a conversion price of $0.0030 per share.

At our option, we have the right to redeem, in full, the outstanding principal and interest under the debenture prior to its maturity date; provided, that, as of the date of the then-holder’s receipt of the redemption notice, there has not been an Event of Default. We must pay an amount equal to the principal amount being redeemed plus outstanding and accrued interest thereon, as well as a $1,000 administrative fee (the “Redemption Amount”). We must provide seven Trading Days’ (as such term is defined in the debenture) prior notice to the then-holder of the debenture of our intent to make a redemption. If such notice of redemption is received six months after the Issue Date, the then-holder has the right to convert any or all of such to-be-prepaid amount into shares of our Common Stock in accordance with the conversion provisions of the debenture prior to such redemption.

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

In connection with the issuances of the debentures, the Company granted to the Investor warrants to purchase up to approximately 28.6 million shares of the Company’s common stock, which expire on August 10, 2028. The warrants are exercisable at $0.0030 per share. As a result of these issuances and grants, we incurred the following (a) relative fair value of the warrants granted of $8,580; and (b) original issue discounts and fees of $4,390 of the debentures for a total of $12,970 which was allocated as debt discount. The debt discount is being amortized to interest expense over the term of the corresponding debentures. During the nine months ended September 30, 2023, the Company amortized debt discount of $613 to interest expense on the loan. As of September 30, 2023, the unamortized debt discount was $12,357.

As of September 30, 2023, $63,000 was due under the note.

As of September 30, 2023, no shares of common stock were potentially issuable under the conversion terms of the outstanding debentures.

At December 31, 2022, accrued interest on the convertible notes payable was $25,756. During the nine months ended September 30, 2023, the Company added $60,934 of additional accrued interest, and converted $67,569 of accrued interest, leaving an accrued interest balance on the convertible notes payable of $19,121 at September 30, 2023. Accrued interest is included in accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

As of December 31, 2022, the unamortized debt discount was $183,940. During the nine months ended September 30, 2023, the Company added $348,727 related to the issuance of secured debentures, and amortized debt discount of $295,884 to interest expense on the loans. As of September 30, 2023, the unamortized debt discount was $236,783.

Cash Flows

In summary, our use of cash has been as follows:

For the Nine Months Ended September 30, 2023
Net cash provided by operating activities	$(28,724)
Net cash provided by investing activities	$8,475
Net cash provided by financing activities	$350,392

Operating Activities

Cash provided by or used in operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation, amortization, changes in allowance for doubtful accounts, loss on extinguishment of debt, and the change in the fair value of our derivative liabilities, and the effect of changes in working capital and other activities. Cash used inoperating activities for the nine months ended September 30, 2023 was approximately $28,724 and consisted of a net loss of approximately $3.6 million, adjustments for non-cash items, depreciation, amortization, loss on extinguishment of debt, loss on the change in fair value of derivative liabilities, which in the aggregate total approximately $2,053,076, and approximately $1,534,692 provided by working capital and other activities.

Investing Activities

Cash provided by investing activities for nine months ended September 30, 2023 was 8,475 and consisted of trademarks associated with the sale of the Company’s interests in Ooh La Lemin.

Financing Activities

Cash provided by financing activities for nine months ended September 30, 2023 was approximately $350,392 and was comprised of proceeds from a notes payable of $800,930, proceeds from related party of $222,000, and proceeds from convertible debentures payable of $771,230, offset by payments on our line of credit to related party of $136,500, payments of our acquisition obligations of $6,762, payment of our note payable of $1,251,656, and payment of finance lease obligations of $5,994.

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

The accounting policies that we follow are set forth in Note 2, Summary of Significant Accounting Policies, of our consolidated financial statements for the quarter ended September 30, 2023. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the consolidated financial statements.

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

Stock-Based Compensation

FASB’s ASC Topic 718, Stock Compensation (formerly, FASB Statement 123R), prescribes accounting and reporting standards for all stock-based payment transactions in which employee and non-employee services are acquired. We measure the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Fair value for restricted stock awards is valued using the closing price of our Common Stock on the date of grant. For our nine months ending September 30, 2023 and 2022, we recognized no stock-based compensation expense. See Note 12, Share-Based Compensation, of our consolidated financial statements for the nine months ended September 30, 2023, for an additional description of our stock-based compensation that had a material effect on our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies to our consolidated financial statements for the period ended September 30, 2023 for a discussion of recent accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure control and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, the period covered in this Report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company, together with, in some instances, certain of its directors and officers, is a defendant in legal actions involving breach of receivables contract and various other claims incident to the conduct of businesses.  Management does expect the Company to suffer additional material liability by reason of these actions.

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

KONA GOLD BEVERAGE, INC.

November 14, 2023	By:	/s/ Robert Clark
Robert Clark Chief Executive Officer

